Form 10-Q
period 1996-06-30
COMMUNITY FEDERAL BANCORP INC
filed 1996-08-14
CIK 1004524

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON D.C. 20549


FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 1996


Commission File Number:   0-27930

              Community Federal Bancorp, Inc.
(Exact name of registrant as specified in its charter)



           Delaware                               64-086536
 (State or other jurisdiction        (I.R.S. Employer Identification No.)
      of incorporation or
         organization)


             P.O. Box F                               38802
          333 Court Street                          (Zip Code)
         Tupelo, Mississippi
(Address of principal executive offices)


Registrant's telephone number, including
area code:                                      (601) 842-3981

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes     X             No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                    Outstanding at June 30, 1996
Common Stock, $.01 par value            4,628,750 shares




                COMMUNITY FEDERAL BANCORP, INC.


                 PART I.  FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS:

 CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL
   CONDITION AS OF JUNE 30, 1996 AND
   SEPTEMBER 30, 1995

 CONDENSED CONSOLIDATED STATEMENTS OF INCOME FOR
   THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
   AND THE NINE MONTHS ENDED JUNE 30, 1996 AND 1995

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
   FOR THE NINE MONTHS ENDED JUNE 30, 1996 AND 1995

 THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
   FURNISHED HAVE NOT BEEN AUDITED BY INDEPENDENT
   CERTIFIED PUBLIC ACCOUNTANTS, BUT REFLECT, IN
   THE OPINION OF MANAGEMENT,ALL ADJUSTMENTS
   NECESSARY FOR A FAIR PRESENTATION OF FINANCIAL
   CONDITION AND THE RESULTS OF OPERATIONS FOR
   THE PERIOD PRESENTED

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PART II.  OTHER INFORMATION

OTHER INFORMATION

SIGNATURES



                              COMMUNITY FEDERAL BANCORP, INC.


                CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                            ASSETS
                                                              June 30,     September 30,
                                                                1996            1995
CASH AND CASH EQUIVALENTS                                     $4,511,776      $2,895,100

SECURITIES AVAILABLE FOR SALE, at fair value                  76,452,721      25,124,584

INVESTMENT SECURITIES, fair value of $12,258,129 at
 September 31, 1995                                                    0      12,277,401

MORTGAGE-BACKED AND RELATED SECURITIES HELD
 TO MATURITY, fair values of $4,652,129 and
 $21,243,233, respectively                                     4,810,346      21,559,367

LOANS RECEIVABLE, net                                        113,615,685      97,988,023

PREMISES AND EQUIPMENT                                           620,626         664,748

OTHER ASSETS                                                   1,638,516       1,532,828
     Total assets                                           $201,649,670    $162,042,051





The accompanying notes are an integral part of these statements.



                             COMMUNITY FEDERAL BANCORP, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                          LIABILITIES AND STOCKHOLDERS' EQUITY

                                                      June 30,    September 30,
                                                        1996           1995
DEPOSITS                                             $130,498,954  $134,554,504

OTHER LIABILITIES                                       4,627,424     4,060,647
     Total liabilities                                135,126,378   138,615,151

STOCKHOLDERS' EQUITYP:
 Peferred stock, no par, no shares issued,
   2,000,000 autorized                                          0             0
 Common stock, par $.01 per share, 4,628,750 issued
   and outstanding, 10,000,000 authorized                  46,288             0
 Additional paid-in capital                            44,962,526             0
 Retained earnings                                     22,524,548    21,030,744
 Unrealized gain on securities and mortgage-backed
   securities available for sale, net                   2,621,931     2,396,156
 Unearned ESOP compensation                            (3,632,000)            0
     Total stockholders' equity                        66,523,292    23,426,900
     Total liabilities and stockholders' equity      $201,649,670  $162,042,051





The accompanying notes are an integral part of these statements.



                             COMMUNITY FEDERAL BANCORP, INC.

                        CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                        Three Months                 Nine Months
                                                       Ended June 30,               Ended June 30,

                                                      1996          1995            1996          1995
INTEREST INCOME:
  Interest and fees on loans                    $2,186,699    $1,757,267      $6,279,311    $5,096,109
  Interest and dividends on securities             506,100       499,520       1,451,640     1,436,194
  Interest on mortgage-backed and
    related securities                             814,611       523,849       1,797,389     1,581,181
        Total interest income                    3,507,410     2,780,636       9,528,339     8,113,484

INTEREST EXPENSE:
  Interest on deposits                           1,650,879     1,604,417       5,271,920     4,408,147
  Other interest expense                                 0        50,109          18,936       105,926
        Total interest expense                   1,650,879     1,654,526       5,290,856     4,514,073

PROVISION FOR LOAN LOSSES                            5,000        10,000          20,000        20,000
        Net interest income after
          provision for loan losses              1,851,531     1,116,110       4,217,484     3,579,411

NONINTEREST INCOME:
  Deposit fees                                       6,530        12,059          27,554        31,474
  Loan servicing fees                               43,707        33,974         120,893        82,096
  Other income                                       2,759        12,566          83,104        12,672
        Total noninterest income                    52,996        58,599         231,552       126,242

NONINTEREST EXPENSE:
  Compensation and benefits                        343,435       248,655         851,534       626,501
  Occupancy and equipment                           30,799        24,510          88,116        72,969
  Deposit insurance expense                         81,580        75,138         235,154       230,071
  Other operating expense                          119,420        73,052         332,955       317,735
        Total noninterest expense                  575,234       421,355       1,507,758     1,247,275
        Income before income taxes               1,329,294       753,354       2,941,277     2,458,378
PROVISION FOR INCOME TAXES                         484,116       278,600       1,100,316       939,000
NET INCOME                                        $845,177      $474,754      $1,840,961    $1,519,378

EARNINGS PER SHARE                                   $0.18                         $0.40

SHARES OUTSTANDING LESS UNALLOCATED ESOP         4,265,550                     4,265,550


The accompanying notes are an integral part of these statements.





                           COMMUNITY FEDERAL BANCORP, INC.

                               STATEMENT OF CASH FLOWS

                              FOR THE NINE MONTHS ENDED

                                JUNE 30, 1996 AND 1995

                                                                    1996            1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                  $1,840,961      $1,519,378
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation                                                57,800          17,411
      Deferred loan fees                                          66,891          45,061
      Accreation of discounts, net                              (592,962)        (84,079)
      Provision for loan losses                                   20,000          20,000
      Gain on sale of securities, net                            (53,711)              0
      Changes in assets and liabilities:
        Increase (Decrease) in other assets                       21,322        (462,930)
        Increase in interest and dividends receivable           (221,880)        (84,846)
        Increase in other liabilities                          1,239,018         921,302
               Total adjustments                                 536,478         371,919
               Net cash provided by operating activities       2,377,439       1,891,297
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of securities                       9,503,608       1,047,259
  Proceeds from sales of securities                            1,454,596       1,000,000
  Principal collections and maturities on mortgage-
    backed and related securities                              3,935,595       2,061,901
  Purchase of property and equipment                             (13,678)        (48,332)
  Loan (originations) and principal repayments, net          (15,528,687)     (8,550,646)
  Purchase of securities                                     (35,990,256)        (52,200)
               Net cash used by investing activities         (36,638,822)     (4,542,018)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in customer deposits, net               (4,055,550)        270,823
  Dividends paid                                                (347,157)              0
  (Decrease) increase in advances from borrowers for
  taxes and insurance                                            (96,048)        (85,972)
  Net change in FHLB advances                                 (1,000,000)      3,000,000
  Net proceeds from issuance of common stock                  41,376,814               0
               Net cash provided by financing activities      35,878,059       3,184,851
               Net increase in cash and cash equivalents       1,616,676         534,130
CASH AND CASH EQUIVALENTS, beginning of year                   2,895,100       4,420,082
CASH AND CASH EQUIVALENTS, end of period                      $4,511,776      $4,954,212


The accompanying notes are an integral part of these statements.


                COMMUNITY FEDERAL BANCORP, INC.

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

   Community Federal Bancorp, Inc. (The "Company") was incorporated in the State of Delaware on November 22, 1995, for the purpose of becoming a holding company to own all of the outstanding capital stock of Community Federal Savings Bank (the "Bank"), an existing Stock Bank which was 100% owned by Community Federal Mutual Holding Company (the"MHC"). Upon the conversion from a federally chartered mutual holding company form of organization to a federally chartered stock savings association (the "Conversion"), the MHC was dissolved.

   The accompanying unaudited condensed consolidated financial statements as of June 30, 1996, and for the three and nine month periods then ended, include the accounts of the Company and the Bank. All significant intercompany transactions and accounts have been eliminated in consolidation.

   The condensed consolidated financial statements were prepared by the company without an audit, but in the opinion of management, reflect all adjustments necessary for the fair presentation of financial position and results of operations for the three and nine month periods ended June 30, 1996 and 1995. Results of operations for the current interim period are not necessarily indicative of results expected for the fiscal year ended September 30, 1996. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange commission, management believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended September 30, 1995. The accounting policies followed by the Bank are set forth in the summary of significant accounting policies in the Bank's September 30, 1995 consolidated financial statements.

2.  STOCK CONVERSION

   On March 14, 1996, the Conversion to a federally chartered stock savings bank through amendment of its charter, dissolution of the MHC, and issuance of common stock to the company was completed. Related thereto, the Company sold 4,628,750 shares of common stock, par value $.01 per share, at an initial price of $10 per share in subscription and community offerings. Costs associated with the Conversion were approximately $1,300,000 including underwriting fees. These conversion costs were deducted from the gross proceeds of the sale of the common stock.

   In connection with the Conversion, the Company has established an employee stock ownership plan (the "ESOP"). The ESOP purchased approximately 8%, or 363,200 shares, of the total shares of common stock sold. The company lent $3,632,000 to the ESOP for the purchase of the shares of common stock. Unearned compensation for the ESOP was charged to stockholders' equity and is reduced ratably in connection with principal payments under the terms of the Plan.

   Within one year following the Conversion, and subject to shareholder approval, the Company is expected to implement the Management Recognition Plan, under which employees could be awarded an aggregate amount of shares of common stock equal to 4% of the shares issued in the Conversion (185,150 shares of common stock) and the Stock Option Plan, under which employees and directors could be granted options to purchase an aggregate amount of shares of common stock equal to 10% of the shares issued in the Conversion at exercise prices equal to the market price of the common stock on the date of grant.

3.  PRO FORMA EARNINGS PER SHARE

   Earnings per share is presented in the accompanying statements of income for the three and nine months ended June 30, 1996 on a retroactive basis as if the 4,628,750 shares, less any unallocated ESOP shares, had been outstanding during the entire three and nine month periods ended June 30, 1996.

4.  CONTINGENCIES

   Congress is presently considering proposals for recapitalizing the Savings Association Insurance Fund
   ("SAIF"). Many of these proposals contemplate a one-time payment approximating 85 basis points on SAIF insured deposits as of a measurement date. The effect on the Company of such an assessment would be a one-time charge to earnings of approximately $1,200,000 based on current deposits.

5.  RECENTLY ENACTED LEGISLATION

   On August 2, 1996 Congress passed the Small Business Job Protection Act that if signed by the President into law, will among other things, repeal the tax bad debt reserve method for thrifts effective for taxable years beginning after December 31, 1995. As a result, thrifts must recapture into taxable income the amount of their post-1987 tax bad debt reserves over a six-year period beginning after 1995. This recapture can be deferred for up to two years if the thrift satisfies a residential loan portfolio test. The Bank is expected to recapture a portion of its tax bad debt reserves into taxable income over six years as a result of this new law. The recapture will not have any effect on the Bank's financial statements because the related tax expense has already been accrued.

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

on March 25, 1996, Community Federal Bancorp, Inc. (The "Company") completed the sale of 4,628,750 shares of its common stock in an initial public offering at a price of $10.00 and simultaneously acquired the shares of common stock of Community Federal Savings Bank (the "Bank") in connection with the mutual to stock conversion (the "Conversion"). Costs associated with the conversion were approximately $1,300,000. Prior to March 25, 1996, the Company had not issued any stock, had no assets or liabilities, and had not engaged in any business activities other than of an organizational nature. Accordingly, the financial data for periods prior to March 24, 1996 included herein reflect the operations of the Bank only.

Comparisons of Financial Conditions at June 30, 1996 and
September 30, 1995

Total assets increased by $39.6 million, or 24.4%, from $162 million at September 30, 1995 to $201.6 million at June 30, 1996. The increase in total assets was primarily attributed to a $22.3 million increase in investments, a $15.6 million increase in loans receivable, and $3.4 million increase in cash. The asset growth was primarily funded by the net proceeds received by the Company from its initial public offering.

Total deposits decreased by $4 million from $134.5 million at September 30, 1995 to $130.5 million at June 30, 1996. The decrease was primarily attributed to deposits being used by customers to purchase stock in the Company's initial public offering.

As future discussed above, equity increased significally over the prior year as a result of the receipt of $41.4 million in net proceeds received in the initial public offering.

Comparison of Results of Operations for the Three Months Ended
June 30, 1996 and 1995

The company reported net income for the three months ended June 30, 1996 of $845,000 as compared to $475,000 for the three months ended June 30, 1995. The increase in income for the three months ended June 30, 1996 was due mainly to an increase in net interest income.

Net Interest Income

Net interest income for the three months ended June 30, 1996 amounted to $1.9 million as compared to $1.1 million for the three months ended June 30, 1995. Total interest income increased $727,000 during the quarter ended June 30, 1996 as compared to the same three month period of the prior year. This increase resulted primarily from increased interest and fees on the higher average balance in earning assets discussed above. Total interest expense decreased only slightly during the third quarter of 1996 compared to the same three month period of the previous year. The increase in interest expense on deposits was offset by the decrease in interest expense on FHLB advances.

Provision for Loan Losses

A $5,000 provision for loan losses was made during the third quarter of 1996 to correspond with the volume in the mortgage and consumer loan portfolio, compared to a $10,000 provision for loan losses during the comparable 1995 third quarter. This adjustment reflects management's estimates which took into account historical experience, the amount of nonperforming assets, and general economic condition. Total nonperforming assets at June 30, 1996 were $812,000 compared to $919,000 at June 30, 1995.
The allowance for loan losses at June 30, 1996 was $572,000 compared to $542,000 at June 30, 1995.

Noninterest Income

Noninterest income decreased $6,000 from $59,000 for the three months ended June 30, 1995 to $53,000 for the three months ended
June 30, 1996.

Noninterest Expense

Noninterest expense increased $154,000 from $421,000 for the three months ended June 30, 1995 to $575,000 for the three months ended June 30, 1996. Chief reasons for the increase were the increase in compensation expense associated with the Employee Stock Ownership plan ("ESOP") and the additional staffing of the consumer lending department.

Provision for Income Tax

Income tax expense for the three months ended June 30, 1996 increased $205,000 to $484,000 as compared to income tax expense of $279,000 for the three months ended June 30, 1995. This increase is the result of the increase in income before income taxes.

Comparisons of Results of Operations for the Nine Months Ended
June 30, 1996 and 1995.

The company reported net income for the nine months ended June
30, 1996 of $1.8 million as compared to $1.5 million for the nine months ended June 30, 1995. The increase was due mainly to an increase in net interest income.

Net Interest Income

Net interest income for the nine months ended June 30, 1996 amounted to $4.2 million as compared to $3.6 million for the nine months ended June 30, 1995. The increase resulted from growth in volume of earning assets,funded by the proceeds of the initial public offering. The resulting $1.4 million increase in interest income was partially offset by a $777,000 increase in interest expense.

Provisions for Loan Losses

A $20,000 provision for loan losses was made during the nine months ended June 30, 1996, consistent with the $20,000 provision made during the nine months ended June 30, 1995. This adjustment reflects management's estimates which took into account historical experience, the amount of nonperforming assets, and general economic conditions.

Noninterest Income

Noninterest income increased by $106,000 from $126,000 for the nine months ended June 30, 1995 to $232,000 for the nine months ended June 30, 1996. This increase was primarily due to a gain on sale of securities.

Noninterest Expense

Noninterest expense increased by $300,000 from $1.2 million for the nine months ended June 30, 1995 to $1.5 million for the nine months ended June 30, 1996. The increase was primarily due to an increase in compensation expense associated with ESOP and the additional staffing of the consumer lending department.

Provision for Income Tax

Income tax expense for the nine months ended June 30, 1996 increased by $161,000 to $1.1 million as compared to the income tax expense of $939,000 for the nine months ended June 30, 1995. This increase was due to the overall increase in income before income taxes.

Capital Resources

The Bank's primary sources of funds are customer deposits, repayments of loan principal, and interest from loans and investments. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows, and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Bank manages the pricing of its deposits to maintain a desired deposit balance. In addition, the Bank invests in short term interest-earning assets which provide liquidity to meet lending requirements.

The Bank is required to maintain certain levels of regulatory capital. At June 30, 1996, the Bank was in compliance with all regulatory capital requirements.

SAIF Premium Disparity

As a result of a recent reduction by the FDIC of deposit insurance rates applicable to commercial banks, savings institutions could be at a significant disadvantage in competing with banks. Generally, commercial banks are insured by and pay their premiums to the Bank Insurance Fund ("BIF") and savings associations are insured by and pay their premiums to the Savings Association Insurance Fund ("SAIF"). Both BIF and SAIF members had been paying deposit insurance premiums at the same rates which ranged form 0.23% for the most highly rated institutions to 0.31% for the lowest rated institutions. On August 8, 1995, the FDIC adopted a new assessment rate schedule for deposits subject to assessment by the BIF. This schedule established assessment rates ranging from 0.04% for well capitalized institutions in Subgroup A to 0.31% for undercapitalized institutions in Subgroup
C. On November 14, 1995, the BIF assessment rate schedule was further revised to a statutory minimum of $2,000 annually for well capitalized institutions in Subgroup A to 0.027% of deposits for undercapitalized institutions in Subgroup C. These revisions to the BIF assessment schedule created a substantial disparity in the deposit insurance premiums paid by SAIF and BIF members and places SAIF-insured institutions such as the Bank at a significant competitive disadvantage as compared to BIF-insured institutions.

Legislation before the U.S. Congress provides for a one-time assessment, currently estimated at between 0.85% 0.90% of insured deposits, to fully recapitalize the SAIF. It is unknown whether this legislation will be enacted or whether premiums for either BIF or SAIF members will be adjusted in the future by the FDIC or by legislative action. If a special assessment as described above were to be required, it would result in a one-time charge to the Bank currently estimated to be $1.2 million pretax, assuming a 0.90% assessment based upon deposits held at March 31, 1995. If such a special assessment were required and the SAIF were fully recapitalized, it could have the effect of reducing the Association's future deposit premiums to the SAIF, thereby increasing net income in future periods from that which would otherwise be reported.

The proposed legislation additionally prohibits the use of the percentage-of-taxable-income method for future calculation of bad debt reserves for purposes of the federal income tax. It also provides for the merger of the SAIF and BIF into a single Deposit Insurance Fund effective January 1, 1998 if no insured depository institution is a savings association on that date.




                  PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, the Company and any subsidiaries may be a party to various legal proceedings incident to its or their business. At June 30, 1996, there were no legal proceedings to which the Company or any subsidiary was a party, or to which any of their property was subject, which were expected by management to result in a material loss.


Item 2. Changes in Securities

        None


Item 3. Defaults Upon Senior Securities

        None


Item 4. Submission of Matters to a Vote of Security Holders

        None


Item 5. Other Information

        Not applicable


Item 6. Exhibits and Reports on Form 8-K

        A. Exhibits
           Exhibits 27. Financial Data Schedule

        B. Reports on Form 8-K
           No reports have been filed on form 8-K during this quarter.





  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              COMMUNITY FEDERAL BANCORP, INC.


Date:     August 15, 1996                     (S) Jim Ingram
                                               Jim Ingram, President
                                               and Chief Executive Officer



Date:     August 15, 1996                     (S) Sherry McCarty
                                               Sherry McCarty, Controller
                                               and Principal Financial Officer