Form 10-K
period 1996-09-30
COMMUNITY FEDERAL BANCORP INC
filed 1996-12-30
CIK 1004524

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON D.C. 20549

                           FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
     OR THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
          FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996

                Commission File Number: 1-13964

                COMMUNITY FEDERAL BANCORP, INC.
             (Exact name of small business issuer
                  as specified in its charter)

             Delaware                           63-086536
      (State or other jurisdiction            (I.R.S. Employer
       of incorporation or                 Identification No.)
           organization)

 333 Court Street, Tupelo, Mississippi            38802
(Address of principal executive offices)        (Zip Code)

The registrants's telephone number,
including area code: (601)842-3981

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.01 per share

The registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months and (2) has been subject to such filing requirements for the past 90 days.

Disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and disclosure will not be contained, to the best of the registrant's knowledge, in the definitive proxy statement incorporated by reference in
Part III of this Form 10-K.

The registrant's revenues for its most recent fiscal year were $2,148,258.

The aggregate market value of the registrant's outstanding common stock held by non-affiliates of the registrant at September 30, 1996 was approximately $66,728,914 (based on
3,954,306 shares at the most recent trading price of which management was aware $16.875 on December 17, 1996) (for this purpose, the registrant's directors and executive officers and stock benefit plans and trusts have not been deemed to be non-affiliates).

The total number of outstanding shares of the registrant's common stock at September 30, 1996 was 4,628,750.

Transitional small business disclosure format: No.

DOCUMENTS INCORPORATED BY REFERENCE

(1)Portions of the Proxy Statement for the Registrant's 1996 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference in Part III of this form.
(2)Portions of the Registrants's Annual Report of Stockholders for fiscal year 1996 are incorporated by reference in Part III of this form.



ITEM 1.--DESCRIPTION OF BUSINESS

General

The Community Federal Bancorp, Inc. (the "Company") was incorporated under the laws of the State of Delaware in November 1995 at the direction of management of Community Federal Savings Bank (the "Savings Bank") for the purpose of serving as a savings institution holding company of the Savings Bank upon the acquisition of all of the capital stock issued by the Savings Bank upon the consummation of its reorganization from a mutual holding company organization to a stock holding company organization (the "Conversion"). Before the Conversion, the Company did not engage in any material operations. After the Conversion, the Company's principal assets have been the outstanding capital stock of the Savings Bank, a portion of the net proceeds of the Conversion and a note receivable from the Company's Employee Stock Ownership Plan ("ESOP"), and the Company's principal business has been the business of the Savings Bank.

The holding company structure permits the Company to expand the financial services offered through the Savings Bank. As a holding company, the Company has greater flexibility than the Savings Bank to diversify its business activities through existing or newly formed subsidiaries or through acquisition or merger with other financial institutions. The Company is classified as a unitary savings institution holding company and is subject to regulation by the Office of Thrift Supervision ("OTS"). As long as the Company remains a unitary savings institution holding company, under current law the Company could diversify its activities in such a manner as to include any activities allowed by law or regulation to a unitary savings institution holding company.

The Company's executive offices are located at 333 Court
Street, Tupelo, Mississippi 38802, and it telephone number is
(601) 842-3981.

The Savings Bank is a federally chartered savings bank that was organized on August 25, 1994 as a subsidiary of the Mutual Holding Company. The Savings Bank and its predecessors have conducted business in Tupelo, Mississippi and surrounding communities through an office in downtown Tupelo since 1933. At September 30, 1996, the Savings Bank had $204.0 million of total assets, $136.9 million of total liabilities, including $131.7 million of deposits, and $67.1 million of equity.

The Savings Bank is primarily engaged in attracting deposits from the general public and using that and other available sources of funds to originate loans secured by one-to-four family residences (one-to-four family units) primarily located in Lee County, Mississippi and portions of surrounding counties (the "Primary Market Area"). Such loans amounted to $102.0 million or 86.7% of the Savings Bank's total net loan portfolio, at September 30, 1996. To a lesser extent, the Savings Bank originates other mortgage loans secured by multi-family and non-residential real estate, which amounted to $7.2 million or 6.1% of the total net loan portfolio, at September 30, 1996 and construction loans for one-to-four family and multi-family residences which amounted to $3.4 million or 2.8% of the Savings Bank's total net loan portfolio as of that same date. In addition, the Savings Bank also offers loans to local businesses and automobile loans to individuals. As of September 30, 1996, the commercial loans amounted to $3.3 million or 2.8% of the Savings Bank's total net loan portfolio. The automobile loans together with loans secured by savings accounts and other consumer loans had a total balance of $4.2 million or 3.6% of the Savings Bank's total net loan portfolio as of September 30, 1996. The
Savings Bank also has an investment portfolio consisting of mortgage-backed securities which are insured by federal agencies, and collateralized mortgage obligations, U.S. government and agency obligations, obligations of the State of Mississippi and its political subdivisions, mutual funds and Federal Home Loan Bank (" FHLB"), Federal National Mortgage Association (" FNMA"), and Federal Home Loan Mortgage Corporation (" FHLMC") stock. As of September 30, 1996, the carrying value of investments that management has the intent and ability to hold until maturity was $4.8 million and the carrying value of investments that were available for sale was $75.1 million. In addition, as of that same date, the Savings Bank's aggregate cash and interest-bearing deposits in other banks totaled $4.2 million.

Market Area

The Savings Bank generally conducts business through its main office located in Tupelo, Mississippi, the county seat of Lee County, Mississippi. Tupelo is located in northeastern Mississippi, approximately 90 miles southeast of Memphis, Tennessee. Tupelo's population was 30,685 in 1990, an increase from 23,905 in 1980. Between 1980 and 1990, Lee County grew from 57,061 to 65,581 people. This section of the state has grown 13% faster in population than the remainder of Mississippi due to its diverse economic base. A diversified manufacturing base of over 200 companies is represented in Lee County alone, which is considered part of the Mid-South region that includes southern Tennessee and northeastern Alabama. Manufacturing, product marketing and convention business, health care, agriculture, entertainment, and recreation are significant sectors of economic activity.

Lee County is one of three counties in Mississippi that have shown consistent growth in the manufacturing sector from 1960 to 1991. During that period Lee County experienced a 220% increase in manufacturing jobs, totaling 15,720 in 1991. In Lee and the surrounding counties of Chickasaw, Itawamba, Monroe, Pontotoc, Prentiss, and Union, manufacturing jobs provided 54.7% of total employment in 1950 and 50.1% in 1991. Non-manufacturing jobs increased 808% during the period of 1950 to 1991. Major employers in Lee County include Tecumseh, a Fortune 500 company, which operates two plants in the county producing air conditioning and refrigerator compressors, Action Industries, a furniture manufacturer, and Cooper Tire & Rubber Company and North Mississippi Medical Center, the largest rural hospital in the United States. The medical center is the largest employer in the county. Retail sales also provide a strong component in the economy, totaling $882 million in 1992. A large shopping mall, the Mall at Barnes Crossing, had 6.1 million visitors in 1992.

Lee County is the leading upholstered furniture manufacturing region in the nation and Tupelo acts as host to the annual Furniture Market, the second largest furniture exposition in the United States. A 1.2 million square foot Market Exhibition Space, a 9,200 seat Coliseum, and the Livestock Arena help accommodate those attending furniture, entertainment and agricultural activities. Moreover, Tupelo has a modern airport capable of receiving air carrier service from Atlanta and Memphis.

The North Mississippi Medical Center, with more than 190 doctors representing 41 medical and surgical specialties, is located in Tupelo. The medical center is the State's largest hospital and is one of only two hospitals in the South affiliated with the National Cancer Institute.

In agriculture, Lee County economic activity is diversified among forestry products (chipmills, saw mills, and plywood products), cattle, cotton, soybean, poultry and egg production, and milk production. Forestry represents the largest segment of agricultural activity and represented $60.3 million in production in 1991.

In education, the Tupelo School District was the tenth largest in the State in 1992. By comparison, in 1985, the district was the 18th largest in the State. More than half of the certified school system staff hold masters degrees or better. A branch of the University of Mississippi is located in Tupelo providing accredited business and educational degree programs on the graduate and undergraduate level. Neighboring Itawamba Community College provides vocational programs. It is one of ten charter members of the National Coalition of Advanced Technology Centers in the nation. The Tupelo-Lee County Vocational Technical Center features modern vocational training in electronics, business computer applications and computer-assisted drafting. Tupelo is the home to the Technology Center.

Lending Activities

General. As a federally chartered savings association, the Savings Bank has general authority to originate and purchase loans secured by real estate located throughout the United States. Notwithstanding this nationwide lending authority, substantially all of the mortgage loans in the Savings Bank's portfolio are secured by properties located in its Primary Market Area.

A savings association generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. At September 30, 1996, the Savings Bank's loans-to-one borrower limit was $6.8 million and its five largest loans or groups of loans-to-one borrower, including related entities, were $1,960,000, $1,759,000, $1,540,000, $953,000, and $839,000. Each of these loans is secured by real estate, a substantial portion of which is rental property. All of these loans or groups of loans were performing in accordance with their terms at September 30, 1996.

Loan Portfolio Composition. The following table sets forth the composition of the Savings Bank's loan portfolio by type of loan at the dates indicated:



                                               September 30,
                                  1996            1995            1994
                            Amount     %     Amount     %     Amount    %
Mortgage Loans:
One-to-four family
 residential               102,021   86.73   86,716   88.50  75,811   89.97
Multi-family and
 non-residential             7,165    6.09    5,946    6.07   6,728    7.98
Construction loans           3,337    2.84    3,310    3.38   1,120    1.33
Total mortgage loans       112,523   95.66   95,972   97.94  83,659   99.28

Commercial Loans:            3,253    2.77    1,537    1.57       0    0.00

Consumer Loans:
Automobile                   1,318    1.12    1,072    1.09     720     .85
Savings accounts             1,369    1.15    1,052    1.07   1,108    1.32
Other                        1,524    1.30      529     .54       0    0.00
Total consumer loans         4,211    3.57    2,653    2.71   1,828    2.17
Total loans                119,987  102.00  100,162  102.22  85,487  101.45

Less:
Loans in process             1,356    1.15    1,279    1.31     429     .51
Unearned discounts and
 net deferred loan
 origination fees              428    0.36      343     .35     267     .32
Allowance for loan losses      572    0.49      552     .56     522     .62
Loans receivable, net      117,631  100.00   97,988  100.00  84,269  100.00


                                   September 30,
                                1993            1992
                           Amount     %     Amount    %
Mortgage Loans:
One-to-four family
  residential              75,246   89.13   76,248   90.07
Multi-family and
  non-residential           6,675    7.91    6,154    7.27
Construction loans            686     .81      528     .62
    Total mortgage loans   82,607   97.85   82,930   97.96

Commercial Loans                0       0        0       0

Consumer Loans:
Automobile                  1,533    1.82    1,000    1.18
Savings accounts            1,328    1.57    1,343    1.59
Other                           0       0        0       0
    Total consumer loans    2,861    3.39    2,343    2.77
    Total loans            85,468  101.24   85,273  100.73
Less:
   Loans in process           302     .36       50     .06
   Unearned discounts and
    net deferred loan
    origination fees          237     .28      166     .20
   Allowance for loan
    losses                    500     .60      400     .47
    Loans receivabe, net   84,429  100.00   84,657  100.00


Contractual Principal Repayments and Interest Rates. The following table sets forth certain information at September 30, 1996 regarding the dollar amount of loans maturing in the Savings Bank's portfolio, based on the contractual terms to maturity, before giving effect to net items. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year.


                               Over        Over       Over      Over
                             3 Months    6 Months    1 Year   3 Years
                  3 Months   Through     Through    Through   Through
                  Or Less    6 Months     1 Year    3 Years   5 Years
                                               (In thousands)
Mortgage Loans:
Adjustable            1          0           7         72       161
Fixed             2,427      2,176         803      1,096     1,304

Consumer:           986      1,298         308        555       898

Commercial:          20          0           0        203       693
Total             3,434      3,474       1,118      1,926     3,147



                 Over
               Five years  Total
                  (In Thousands)
Mortgage Loans:
Adjustable      56,325     56,566
Fixed           48,151     55,957

Consumer:           75      4,211

Commercial:      2,337      3,253
Total          106,888    119,987


The following table sets forth the dollar amount of all loans, before net items, due after one year from September 30, 1996 which have fixed interest rates or which have adjustable interest rates.

                                         Fixed   Adjustable
                                         Rates      Rates       Total
                                                (In thousands)

One-to-four family residential           45,838     54,455     100,293
Multi-family and non-residential          4,713      2,103       6,816
Consumer                                  1,619          0       1,619
Commercial                                3,233          0       3,233
Total                                    55,403     56,558     111,961


Scheduled contractual amortization of loans does not reflect the actual term of the Savings Bank's loan portfolio. The average life of loans is substantially less than their contractual terms because of prepayments and due-on-sale clauses, which give the Savings Bank the right to declare a conventional loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage.

Originations, Purchases, Servicing, and Sales of Loans. The lending activities of the Savings Bank are subject to written, non-discriminatory underwriting standards and loan origination procedures established by the Savings Bank's Board of Directors and management. Loan originations are obtained by a variety of sources, including referrals from real estate brokers, developers, builders, existing customers, newspaper, radio, periodical advertising, and walk-in customers. Loan applications are taken by lending personnel, and the loan processing department supervises the acquisition of credit reports, appraisals, and other documentation involved with a loan. Property valuations are generally prepared for the Savings Bank by a qualified independent appraiser selected from a list approved by the Savings Bank's Board of Directors. The Savings Bank generally relies on an attorney's opinion of title that each loan collateralized by real property has been properly secured. Hazard insurance is also required on all secured property and flood insurance is required if the property is within a designated flood plain. In addition, the Savings Bank requires credit life insurance if a borrower has no or inadequate life insurance, except in cases where such insurance is generally unavailable because of a borrower's age.

The Savings Bank's loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan and the adequacy of the value of the property that will secure the loan. A loan application file is first reviewed by a loan officer of the Savings Bank and then, in most cases, is submitted for approval to the Loan Committee. In addition, the Savings Bank's President and Chief Executive Officer has been delegated authority to approve any loan authorized under the Savings Bank's real estate lending policy.

The Savings Bank originates substantially all of the mortgage loans in its portfolio and holds them until maturity. In fiscal 1994 and 1993, the Savings Bank purchased $900,000 and $1 million of automobile loans, respectively, to diversify its loan portfolio and to shorten the term of its average contractual maturity. It had no purchases of consumer or other loans in fiscal 1996 or 1995, but has instead established a consumer lending department which originated $5.3 million and $3.4 million of consumer loans in fiscal 1996 and 1995, respectively. It also began offering commercial loans during fiscal 1995 and originated $2.1 million and $1.6 million of commercial loans during fiscal 1996 and 1995, respectively. During the three-year period ended September 30,1996, the Savings Bank had loan sales of $352,000 consisting of first mortgage loans with terms of 30 years and secured by one-to-four family residences.

During the 1980s, the Savings Bank sold a small percentage of the mortgage loans it originated to FNMA but retained the servicing on such loans. The Savings Bank no longer actively sells loans with servicing rights retained. As a result, the servicing portfolio has decreased from $5.7 million at September 30, 1993 to $2.2 million at September 30, 1996 due to principal repayments. See Note 5 of the Notes to Financial Statements.

The following table shows total loans originated, loan reductions, and the net increase in Community's loan portfolio during the periods indicated:

                                          Year ended September 30,
                              1996      1995      1994      1993      1992
                                                        (In thousands)
Loan Originations:
One-to-four family
 residential                 34,978    19,673    20,821    22,643    28,020
Multi-family and
 non-residential                635         0     2,062       544     2,766
Construction                  8,199     5,478     1,346     1,137     1,397
Commercial                    2,149     1,608         0         0         0
Consumer                      5,345     3,425       905     1,502     2,333
Total loans originated       51,306    30,184    25,134    25,862    34,516
Purchases:                        0         0       900     1,000     1,000
Total loans originated
 and purchased               51,306    30,184    26,034    26,826    35,516
Sales and Loan Principal
 Repayments:
Loans sold proceeds               0       220       130         0         0
Loan repayments              31,629    17,201    26,243    26,826    32,136
Total loans sold proceeds
 and loan principal
 repayments                  31,629    17,421    26,373    26,649    32,136
Loan originations
 (repayments), net           19,677    12,763      (339)      177     3,380
Increase (decrease) due
 to other items, net            (34)      956       179      (405)     (273)
Net increase (decrease)
 in net loan portfolio       19,643    13,719      (160)     (228)    3,107



One-to-Four Family Residential Loans. The primary lending activity of the Savings Bank is the origination of loans secured by first mortgage liens on one-to-four family residences. At September 30, 1996, $102.0 million or 86.7% of the Savings Bank's total net loan portfolio consisted of one-to-four family first mortgage residential loans. As of such date the average balance of the Savings Bank's one-to-four family mortgage loans was $47,519.

The loan-to-value ratio, maturity, and other provisions of the loans made by the Savings Bank generally have reflected the policy of making less than the maximum loan permissible under applicable regulations, in accordance with sound lending practices, market conditions, and underwriting standards established by the Savings Bank. While it has been the Savings Bank's practice in most cases to require a loan-to-value ratio of 80%, the Savings Bank's lending policy on one-to-four family residential mortgage loans generally limits the maximum loan-to-value ratio to 85% of the lesser of the appraised value or purchase price of the property. In cases where loan-to-value ratios exceed 85%, the Savings Bank requires private mortgage insurance.

The Savings Bank offers fixed-rate one-to-four family residential loans with terms up to 15 years. Such loans are amortized on a monthly basis with principal and interest due each month and customarily include "due-on-sale" clauses. While the Savings Bank reserves the right to enforce such a clause in any case, it has been its practice to waive the clause in most cases. As of September 30, 1996, approximately 99% of all of the Savings Bank's mortgage loan portfolio consisted of conventional loans; the remainder are loans insured by the Federal Housing Administration or partially guaranteed by the Department of Veterans Affairs.

The Savings Bank is aware that there are inherent risks in originating fixed-rate one-to-four family residential loans for its portfolio, especially during periods of historically low interest rates, but recognized the need to respond to market demand for fixed-rate loans. To respond to these market demands, the Savings Bank has emphasized 15-year fixed-rate loans with an origination fee but no points and only minimal closing costs. The Savings Bank also generally confines its one-to-four family residential lending to its Primary Market Area where it is more familiar with the details of the real estate market and its knowledge of the local economy allows it to better assess a borrower's ability to repay a loan.

Since 1982, the Savings Bank has been offering adjustable-rate loans in order to decrease the vulnerability of its operations to changes in interest rates. All of the adjustable-rate mortgage loans in its portfolio have interest rates that adjust on an annual basis. The demand for adjustable-rate loans in the Savings Bank's primary market area has been a function of several factors, including the level of interest rates, the expectations of changes in the level of interest rates and the difference between the interest rates offered for fixed-rate loans and adjustable-rate loans. The relative amount of fixed rate and adjustable-rate residential loans that can be originated at any time is largely determined by the demand for each in a competitive environment. As interest rates fluctuated since 1982, the demand for fixed- and adjustable-rate loans has changed as the Savings Bank's customers have preferred adjustable rates in a high interest-rate environment and fixed-rate loans as interest rates decreased. In order to continue to increase and then to maintain a high percentage of adjustable-rate one-to-four family residential loans, the Savings Bank has offered various forms of adjustable-rate loans and in some cases has purchased mortgage-backed securities and CMOs collateralized by adjustable-rate mortgage loans. As a result, at September 30, 1996, $56.4 million, or 55.2%, of the one-to-four family residential loans in the Savings Bank's loan portfolio (before net items) consisted of adjustable-rate loans.
The Savings Bank's one-to-four family residential adjustable-rate loans are fully amortizing loans with contractual maturities of up to 30 years. These loans have a fixed-rate of interest for up to three years and for the remainder of the loan's term adjust annually in accordance with a designated index. The Savings Bank currently offers an adjustable-rate mortgage with a 2% limit on the rate adjustment per period and a 6% limit on the rate adjustment over the life of the loan. The Savings Bank's underwriting standards for adjustable-rate mortgage loans require that it assess a potential borrower's ability to make principal and interest payments assuming a 2% increase in the interest rate from the rate at the time of origination. The Savings Bank's adjustable-rate loans are not convertible by their terms into fixed rate loans, are assumable with the Savings Bank's approval, do not contain prepayment penalties and do not produce negative amortization.

Due to the generally lower rates of interest prevailing in recent periods, the Savings Bank's ability to originate adjustable-rate loans has decreased as consumer preference for fixed-rate loans has increased. However, the Savings Bank has continued to originate adjustable-rate one-to-four family residential loans during this period by offering an adjustable-rate loan with an origination fee but no points and only minimal closing costs. As a result, even as consumer preference for such loans decreased, adjustable-rate mortgage loans represented $14.2 million or 40.7% of the Savings Bank's total originations of one-to-four family residential loans during the year ended September 30, 1996 as compared to 65% and 43% of such originations for the years ended September 30, 1995 and 1994, respectively.

Adjustable-rate loans decrease the risks associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the marketable of the underlying property may be adversely affected by higher interest rates. The Savings Bank believes that these risks, which have not had a material adverse effect on the Savings Bank to date, generally are less than the risks associated with holding fixed-rate loans in an increasing interest rate environment.

Non-Residential Real Estate and Multi-Family Residential
Loans.

At September 30, 1996, $7.2 million or 6.1% of the
Savings Bank's total net loan portfolio, consisted of loans secured by existing non-residential and multi-family residential real estate. The Savings Bank's non-residential and multi-family real estate loans include primarily loans secured by small office buildings, family-type business establishments and apartment buildings. All of the Savings Bank's non-residential and multi-family real estate loans are secured by properties located in the Savings Bank's Primary Market Area. The average amount of the Savings Bank's non-residential and multi-family real estate loans are secured by properties located in the Savings Bank's Primary Market Area. The average amount of the Savings Bank's non-residential and multi-family real estate loans was $298,000 at September 30, 1996 and the largest was $1.8 million. Originations of non-residential real estate and multi-family residential real estate amounted to .52%, 0%, and 8.2% of the Savings Bank's total loan originations in fiscal 1996, 1995, and 1994, respectively.

The Savings Bank's non-residential and multi-family loans have terms which range up to 25 years and loan-to-value ratios of up to 80%. The Savings Bank originates both fixed-rate and adjustable-rate non-residential and multi-family real estate loans. As of September 30, 1996, $2.1 million, or 29% of the Savings Bank's non-residential and multi-family residential real estate loans had adjustable rates of interest. A potential borrower must demonstrate that he or she has the ability to make principal and interest payments assuming a 2% increase in the interest rate from the rate at the time of origination.

The Savings Bank requires appraisals of all properties securing non-residential and multi-family residential real estate loans. Appraisals are performed by an independent appraiser designated by the Savings Bank and are reviewed by management. In originating multi-family residential and non-residential real estate loans, the Savings Bank considers the quality and location of the real estate, the credit of the borrower, cash flow of the project and the quality of management involved with the property. Corporate loans require the personal guaranty of the entity's controlling shareholders. Hazard insurance is required as well as flood insurance if the property is located in a designated flood zone.

Multi-family residential and non-residential real estate lending is generally considered to involve a higher degree of risk than one-to-four family residential lending. Such lending typically involves large loan balances concentrated in a single borrower or groups of related borrowers. In addition, the payment experience on loans secured by income-producing properties is typically dependent on the successful operation of the related real estate project and thus may be subject to a greater extent to adverse conditions in the real estate market or in the economy generally. The Savings Bank generally attempts to mitigate the risks associated with multi-family residential and non-residential real estate lending by, among other things, lending only in its Primary Market Area and lending only to individuals who have an established relationship with the Savings Bank and/or who have substantial ties to the community.

Construction Loans.

The Savings Bank makes construction loans to individuals for the construction of their residences and to developers for the construction of one-to-four family and multi-family residences. Construction lending is generally limited to the Savings Bank's Primary Market Area. At September 30, 1996, construction loans amounted to $3.3 million or 2.8% of the Savings Bank's total net loan portfolio. Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, owner-occupied real estate because of the uncertainties of construction, including possible delays in completing the structure, the possibility of costs exceeding the initial estimates and the need to obtain a tenant or purchaser if the property will not be owner occupied. In the event of a delay in the completion of the construction, the Savings Bank may grant an extension, but such extensions are generally conditioned upon the payment of interest in full for the initial term.

Construction loans to individuals are separate from the permanent financing on the structure. However, a borrower only qualifies for a construction loan if he or she has obtained a commitment for a permanent loan from the Savings Bank at the end of the construction phase. The term of a construction loan to an individual generally does not exceed the greater of 180 days or the term of the permanent loan commitment. Loan payouts occur only after an inspection by the Savings Bank's appraiser of the site has been made and documented by the Savings Bank. Payouts are based on the percentage of the construction completed as of the inspection date. Interest rates on construction loans to individuals are based on current local economic conditions. The loan-to-value ratio on such loans must be 80% or less of the appraised value of the completed structure.

The majority of construction loans to developers are to selected local developers with whom the Bank is familiar and are for the construction of single-family dwellings on a pre-sold or on a speculative basis. The Bank generally limits to two the number of unsold houses which a developer may have under construction in a project. Construction loans to developers are generally made for a one- to two-year term depending on the size and scope of the project. Payment of accrual interest generally is required on at least a semiannual basis and the amount of a loan is generally based on the owner's equity in the property but may not exceed 80% of appraised value or contract price. Loan proceeds are disbursed in stages after inspection of the project indicates that such disbursements are for expenses which have already been incurred and which have added to the value of the project.

Consumer Loans. Subject to the restrictions contained in federal laws and regulations, the Savings Bank also is authorized to make loans for a wide variety of personal or consumer purposes. In order to broaden the mix of the retail financial services the Savings Bank offers to its customers, in fiscal 1995 the Savings Bank established a new department that, among other things, originates consumer loans. The
Savings Bank's consumer loans consist primarily of automobile loans originated by the Savings Bank during fiscal years 1996 and 1995, and purchased by the Savings Bank during fiscal years 1994 and 1993 and loans secured by savings accounts. Consumer loans at September 30, 1996 were $4.2 million, or 3.6%, of the Savings
Bank's total net loan portfolio consisted of consumer loans.

As of September 30, 1996, the Savings Bank's consumer loans also consisted of loans secured by accounts at the Savings Bank which amounted to $1.4 million or 1.2% of its total net loan portfolio. Such a loan is structured to have a term that ends on the same date as the maturity date of the certificate securing it or if secured by a passbook account has a six-month term with a hold on withdrawals that would result in the balance being lower than the loan balance. Typically these loans require quarterly payments of interest only.

Consumer loans generally involve more credit risk than mortgage loans because of the type and nature of the collateral. In addition, consumer lending collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness, and personal bankruptcy. In many cases, because of the mobile nature of the collateral, it may not be readily available in the event of a default. In other cases, repossessed collateral for a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan balance because of improper repair and maintenance or depreciation of the underlying security. The remaining deficiency often does not warrant further substantial collection efforts against the borrower.

Commercial Loans. Subject to the restrictions contained in federal laws and regulations, the Savings Bank is authorized to make secured and unsecured commercial business loans for corporate and agricultural purposes, including issuing letters of credit. At September 30, 1996, $3.3 million, or 2.8%, of the Savings Bank's total net loan portfolio consisted of commercial business loans, all of which were secured. The Savings Bank began originating commercial business loans in fiscal 1995 and they accounted for 4.2% of the total loan originations during the year ended September 30, 1996.

Commercial business loans generally are deemed to entail significantly greater risk than that which is involved with more traditional real estate lending. The repayment of commercial business loans typically are dependent on the successful operations and income stream of the borrower. Such risks can be significantly affected by economic conditions.
In addition, commercial lending generally requires substantially greater oversight efforts compared to residential real estate lending.

Loan Origination and Other Fees. In addition to interest earned on loans, the Savings Bank receives loan origination fees or "points" for originating loans. Loan points are a percentage of the principal amount of the mortgage loan and are charged to the borrower in connection with the origination of the loan.

In accordance with SFAS No. 91, which deals with the accounting for non-refundable fees and costs associated with originating or acquiring loans, the Savings Bank's loan origination fees and certain related direct loan origination costs are offset, and the resulting net amount is deferred and amortized as interest income over the contractual life of the related loans as an adjustment to the yield of such loans. At September 30, 1996, the Savings Bank had $428,000 of net loan fees which had been deferred and are being recognized as income over the estimated maturities of the related loans.
See Notes 1 and 5 of the Notes to the Consolidated Financial
Statements.

Non-Performing Assets. Beginning as of September 30, 1993, the Savings Bank adopted a policy under which all loans are reviewed on a regular basis and are placed on a non-accrual status when, in the opinion of management, the collection of additional interest is deemed insufficient to warrant further accrual. Generally, the Savings Bank places all loans more than 90 days past due on non-accrual status. When a loan is placed on non-accruing status, total interest accrued to date is reversed. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectability of the loan. A loan is returned to accrual status when, in management's judgment, the borrower's ability to make periodic interest and principal payments is in accordance with the terms of the loan agreement.

Real estate acquired by the Savings Bank for foreclosure is classified as real estate owned until such time as it is sold.
When such property is acquired it is recorded at the lower of the recorded investment in the loan or fair value, less estimated selling costs of disposition. The recorded investment is the sum of the outstanding principal loan balance plus any taxes due and acquisition costs associated with the property. Any excess of the recorded investment in the loan over the fair value of the underlying property is charged to the allowance for loan losses at the time of the loan foreclosure. Costs relating to improvement of property incurred subsequent to the acquisition are capitalized, whereas costs relating to holding the property are expensed. Valuations are periodically performed by management and a provision for estimated losses on real estate owned is charged to earnings when losses are anticipated.

As of September 30, 1996, the Savings Bank's total non-performing loans amounted to $717,000, or 0.61% of total net loans, compared to $838,000, or 0.86% of total net loans, at September 30, 1995.
The following table sets forth the amounts and categories of Community's non-performing assets at the dates indicated. Community had no troubled debt restructuring during the periods shown on the table below:


                                           September 30,

                                1996   1995   1994   1993  1992

Non-Accruing Loans:
One-to-four family
 residential                    717    715    560    894     0
Multi-family and
 non-residential real estate      0      0      0      0     0
Construction                      0      0      0      0     0
Commercial                        0      0      0      0     0
Consumer                          0      7      0      0     0

Accruing Loans Greater
 Than 90 Days Delinquent:
One-to-four family
 residential                      0    116    203    121   963
Multi-family and
 non-residential
 real estate                      0      0      0      0     0
Construction                      0      0      0      0     0
Commercial                        0      0      0      0     0
Consumer                          0      0      0      0     0
Total non-performing
 loans                          717    838    763  1,015   963

Real estate owned(1):             0    139    141    164     0
Total non-performing
 assets                         717    977    904  1,179   963

Total non-performing
 loans as a percentage
 of total net loans            .61%   .86%   .91%  1.20% 1.14%

Total non-performing
 assets as a percentage
 of total assets              .35%   .60%   .58%   .80%  .68%


(1)  Consists of real estate acquired by foreclosures.

Interest income foregone on non-accrual loans was not significant for any period shown.



Classified Assets. Federal regulations require that each insured savings association classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets: "substandard," "doubtful," and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. A loss classified asset is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Another category designated "special mention" also must be established and maintained for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge-off such amount. General loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. Federal examiners may disagree with an insured institution's classifications and amounts reserved.

The Savings Bank's classified assets at September 30, 1996 consisted of $754,000 of loans classified as special mention, $736,000 of loans classified as substandard and no loans classified as doubtful or loss. As of September 30, 1996, total classified assets amounted to 0.73% of total assets.

The following table sets forth the Savings Bank's classified assets at the dates indicated:


                                    September 30,
                                1996    1995    1994
Classification:
Special mention                  754     984     507
Substandard                      736     959     762
Doubtful                           0       0       0
Loss                               0       0       0
Total classified assets        1,490   1,943   1,269


Allowance for Loan Losses. It is management's policy to maintain an allowance for estimated loan losses at a level which management considers adequate to absorb losses inherent in the loan portfolio at each reporting date. Management's estimation of this amount includes a review of all loans for which full collectability is not reasonably assured and considers, among other factors, prior years' loss experience, economic conditions, distribution of portfolio loans by risk class and the estimated value of underlying collateral. Although management believes the current allowance for loan losses to be adequate, ultimate losses may vary from their estimates; however, estimates are reviewed periodically and, as adjustments become necessary, they are reported in earnings in periods in which they become known.

At September 30, 1996, the Savings Bank's allowance for loan losses was $572,000 compared to $552,000 at September 30, 1995. As of September 30, 1996, all of the Savings Bank's allowance for loan losses was a general valuation allowance.

The following table sets forth the activity in Community's allowance for loan losses during the periods indicated.





                                    1996    1995   1994    1993   1992

                                            (Dollars in thousands)

Allowance at beginning of period     552     522    500     400    210

Provisions                            20      30     25     100    190

Charge-offs:
Mortgage loans:
One-to-four family residential         0       0     12       0      0
Multi-family and non-residential
  real estate                          0       0      0       0      0
Construction                           0       0      0       0      0
Total mortgage loans                   0       0     12       0      0
Commercial loans                       0       0      0       0      0
Consumer loans:
Savings accounts                       0       0      0       0      0
Automobile                             0       0      0       0      0
Total consumer loans                   0       0      0       0      0
Total charge-offs                      0       0     12       0      0
Recoveries                             0       0      0       0      0
Net charge-offs                        0       0      3       0      0
Allowance at end of period           572     552    522     500    400

Allowance for loan losses to
 total non-performing loans
 at end of period                79.78%   65.87%  68.41%  49.26%  41.54%

Allowance for loan losses
 to total net loans at end
 of period                        .49%     .56%     .62%    .60%    .47%



The following table presents the allocation of the allowance for loan losses to the total amount of net loans in each category listed at the dates indicated.



                                      September 30,
                             1996                  1995
                                % of Loans            % of Loans
                                 in Each                in Each
                               Category to            Category to
                      Amount   Total Loans   Amount   Total Loans
Mortgage loans          511        95.66      509        97.94
Commercial               31         2.77       15         1.57
Consumer loans           30         3.57       28         2.71
Total allowance
 for loan losses        572       102.00      552       102.22

                                    September 30,
                            1994                   1993
                                 % of Loans              % of Loans
                                  in Each                 in Each
                                Category to             Category to
                      Amount    Total Loans   Amount    Total Loans
Mortgage loans         497         99.28      475        97.85
Commercial               0             0        0            0
Consumer loans          25          2.17       25         3.39
Total allowance
 for loan losses       522        101.45      500       101.24


                        September 30,
                             1992
                                % of Loans
                                  in Each
                                Category to
                    Amount      Total Loans
Mortgage loans        385          97.96
Commercial              0              0
Consumer loans         15           2.77
Total allowance
 for loan losses      400         100.73



Securities

The Company adopted the SFAS No. 115, Accounting for Certain Investments of Debt and Equity Securities on September 30, 1994. In accordance with SFAS No. 115, management determines the appropriate classification of debt securities at the time of purchase. Debt securities are classified as held to maturity when the Savings Bank has the positive intent and ability to hold the securities to maturity. Held to maturity securities are stated at amortized cost. Debt securities not classified as held to maturity and equity securities are classified as available for sale. Available for sale securities are stated at fair value. See Notes 1 through 4 of the Notes to Consolidated Financial Statements.

The Company's securities portfolio includes mortgage-backed securities which are insured or guaranteed by the FHLMC, GNMA, or the FNMA and Collateralized Mortgage Obligations ("CMOs"), all of which are backed by FHLMC, GNMA, or FNMA securities. Mortgage-backed securities and CMOs increase the quality of the Company's assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Company. In addition, at September 30, 1996, $1.5 million or 6.3% of the mortgage-backed securities in the Company's mortgage-backed securities and CMOs portfolio were secured by pools of adjustable-rate mortgages. Mortgage-backed securities and CMOs of this type serve to reduce the interest rate risk associated with changes in interest rates. Investments in mortgage-backed securities and CMOs as well as investments in other investment securities are managed by the Company's Investment Committee in accordance with the Company's Portfolio and Investment Policy. The Company has in its investment portfolio seven "step up" bonds issued by the FHLB of Dallas. The yield on each of these bonds increases at a prescribed rate (ranging from 0.5% to 1.0%) on each anniversary date but each is also callable by the issuer on such dates.

The following table sets forth the carrying value of the Company's investment portfolio at the dates indicated:





                                                    September 30,
                                                 1996   1995     1994
                                                    (In thousands)
Securities available for sale: (1)
U.S. government and federal agencies
 bonds and notes                               14,870    5,829    7,489
State and local bonds and notes                   964        0        0
Mortgage-backed securities                     23,687    6,339    6,967
Collateralized mortgage obligations            22,531    3,173    4,172
Equity securities                              10,244    6,957    5,693
Mutual funds                                    2,816    2,827    2,785
Total securities available for sale            75,112   25,125   27,106

Securities held to maturity: (2)
U.S. government and federal agencies
 bonds and notes                                    0   10,446   11,434
State and local bonds and notes                     0      388      387
Corporate bonds and notes                           0    1,444    2,358
Mortgage-backed securities                          0    4,369    4,926
Collateralized mortgage obligations             4,756   17,190   17,689
Total securities available for sale             4,756   33,837   36,794

Total securities                               79,868   58,962   63,900


The following table sets forth information regarding the scheduled maturities, amortized costs, fair value and weighted average yields for the Savings Bank's securities at September 30, 1996:

                   1 Yr or Less  1 to 5 Yrs     5 to 10 Yrs       Other
                    Carrying Avg  Carrying  Avg  Carrying  Avg  Carrying Avg
                     Value   Yld   Value    Yld   Value    Yld   Value   Yld
                                        Dollars in Thousands

Securities available
 for sale: (1)
U.S. treasury and
 government
 obligations          1,501  5.92  12,369   5.97   1,000   6.15    964   6.70
Mortgage-backed
 securities             362  7.66   6,280   6.25   4,768   6.35 12,277   7.61
Collateralized
 mortgage
 obligations              0  0.00     824   7.50   6,178   6.23 15,219   6.14
Equity securities
 and mutual funds         0  0.00       0   0.00       0   0.00 13,060   5.89
Total securities
 available for sale   1,863  6.26  19,473   6.13  11,946   6.27 41,830   6.51

Securities held to
 maturity: (2)
Collateralized
 mortgage
 obligations              0  0.00     972   6.00   1,003   7.00  2,725   6.09
Total securities
 held to maturity         0  0.00     972   6.00   1,003   7.00  2,725   6.09
Total securities      1,863  6.26  20,473   6.12  12,977   6.33 44,555   6.48

1) The carrying value is the approximate fair value of the security at each reporting date.
2) The carrying value is the amortized cost of the security at each reporting date.


Cash and Interest-Bearing Deposits in Other Banks

The Savings Bank also had cash on hand and cash due from and on deposit with other banks amounting to $3.2 million, $2.9 million, and $4.4 million at September 30, 1996, 1995, and 1994, respectively.

Sources of Funds

General. Deposits are the primary source of the Company's funds for lending and other investment purposes. In addition to deposits, the Company derives funds from loan principal repayments. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They may also be used on a longer term basis for general business purposes.

Deposits. The Company's deposits are attracted principally from within the Company's primary market area through the offering of a wide selection of deposit instruments, including NOW accounts, money market accounts, regular savings accounts, and term certificate accounts. Included among these deposit products are individual retirement account certificates of approximately $11.2 million at September 30, 1996. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit and the interest rate. As of September 30, 1996, the certificates of deposit with principal amounts of $100,000 or more totaled to $33.5 million.
Interest rates paid, maturity terms, service fees and withdrawal penalties are established by the Savings Bank on a periodic basis. Determination of rates and terms are predicated on funds acquisition and liquidity requirements, rates paid by competitors, growth goals and federal regulations. Rates on deposits of $100,000 or more are usually negotiated with the depositor.

The following table sets forth the dollar amount of deposits in the various types of deposit programs offered at the dates indicated:


                                    September 30,
                          1996             1995               1994
                  Amount       %     Amount      %       Amount       %
                                           (Dollars in thousands)
Certificates of
 deposit:         112,347    85.28  116,562     86.63    108,402     82.13

Transaction
 accounts:
Savings accounts    6,873    5.22     8,184      6.08     10,472      7.93
NOW accounts       12,520    9.50     9,808      7.29     13,115      9.94
Total transaction
 accounts          19,393   14.72    17,992     13.37     23,587     17.87
Total deposits    131,740  100.00   134,554    100.00    131,989    100.00


The following table sets forth the savings activities of Community during the periods indicated:

                                          Year Ended September 30,
                                         1996        1995       1994
                                               (In thousands)

Net increase (decrease)
  before interest credited             (7,893)     (2,910)    (3,386)
Interest credited                       5,079       5,476      6,340
Net increase (decrease)
  in deposits                          (2,814)      2,566      2,954



The following table sets forth the change in dollar and amount of deposits in the various types of accounts offered by the savings Bank between the dates indicated:

                                           Increase
                                          (Decrease)
                    Balance at               from        Balance at
                   September 30,  % of   September 30,  September 30,  % of
                        1996     Deposit     1995          1995      Deposits

Now Accounts      12,519,798      9.50    2,711,842      9,807,956     7.29
Savings Accounts   6,873,038      5.22   (1,311,366)     8,184,404     6.08
Certificates of
  deposit        112,347,597     85.28   (4,214,547)   116,562,144    86.63
Total            131,740,433    100.00   (2,814,071)   134,554,504   100.00


                        Increase
                       (Decrease)
                          from        Balance at
                      September 30,  September 30,   % of
                          1994           1994       Deposit
Now Accounts           (3,307,616)    13,115,572      9.94
Savings Accounts       (2,287,224)    10,471,628      7.93
Certificates of
  deposit               8,160,288    108,401,856     82.13
Total                   2,565,448    131,989,056    100.00




The following table sets forth the maturities of Community's certificates of deposit having principal amounts of $100,000 or more at September 30, 1996:

    Certificate of Deposit Maturing
           In Quarter Ending:                 Amount

December 31, 1996                            9,202,790
March 31, 1997                               9,765,794
June 30, 1997                                3,706,295
September 30, 1997                           3,674,499
After September 30, 1997                     7,154,959
Total certificates of deposit with
   Balances of $100,000 or more             33,504,337

The following table sets forth the certificates of deposit in the Savings Bank classified by rates at the dates indicated:


                                      At September 30,
                                     1996         1995

            3.00% to 3.99%               0          369
            4.00% to 4.99%          20,952       23,831
            5.00% to 5.99%          67,348       48,748
            6.00% to 6.99%          23,945       43,512
            7.00% to 7.99%             102          102
                                   112,347    1,165,621


The following table sets forth the amount and maturities of Community's certificates of deposit at September 30, 1996.


                                  Over One      Over Two
                    One Year    Year Through  Years Through
                     or Less      Two Years    Three Years
                            (In thousands)
4.00% to 4.99%        20,549           213              112
5.00% to 5.99%        50,376        12,494            2,480
6.00% to 6.99%         2,841         4,198            5,873
7.00% to 7.99%             0             0              102
                      73,766        16,905            8,567

                   Over Three
                  Years Through      Over
                   Four Years      Four Years       Totals
4.00% to 4.99%           78             0           20,952
5.00% to 5.99%        1,643           355           67,348
6.00% to 6.99%       10,956            77           23,945
7.00% to 7.99%            0             0              102
                     12,677           432          112,347


Deposits in the Savings Bank as of September 30, 1996 were represented by the various programs described below.

                                                                      Percentage
                                                                          of
Interest  Minimum                                Minimum                Total
 Rate       Term           Category               Amount    Balances   Savings
 2.75%      None     Passbook Savings Account         50   6,873,038     5.22
 2.50%      None     Golden Checking                 500   1,001,642     0.76
 0.00%      None     Non-interest Checking           100     317,995     0.24
 2.50%      None     Silver Checking                 300     343,742     0.26
 3.25%      None     Daily Money Market            2,500   6,715,120     5.09
 0.00%      None     Student Checking                 50       5,843     0.01
 2.50%      None     Courtesy Checking               100     411,216     0.31
 0.00%      None     Community First Checking         50     461,837     0.35
 2.75%      None     Super Now Checking            1,500   1,744,268     1.32
 5.00%      None     Community First Advantage   100,000   1,518,135     1.15

                      Certificates of Deposit
 5.20%   12 Months   Fixed Term, Fixed Rate,
                       Renewable                  1,000  23,915,890     18.15
 5.40%    6 Months   Fixed Term, Fixed Rate,
                       Non-renewable            100,000   3,141,395      2.38
 5.40%   30 Months   Fixed Term, Fixed Rate,
                       Renewable                  1,000   3,842,733      2.92
 5.30%   24 Months   Fixed Term, Fixed Rate,
                       Renewable                  1,000   9,630,073      7.31
 4.85%  182 Days     Fixed Term, Fixed Rate,
                       Renewable                  1,000  17,593,420     13.35
 5.00%    9 Months   Fixed Term, Fixed Rate,
                       Non-renewable              1,000     510,297      0.39
 5.75%   12 Month    Fixed Term, Negotiated
                       Jumbo Rate,
                       Non-renewable            100,000  29,050,429     22.05
 4.00%   91 Days     Fixed Term, Fixed Rate,
                       Renewable                  1,000   1,482,945      1.13
 5.20%   18 Months   Fixed Term, Fixed Rate,
                       Renewable                  1,000   1,893,068      1.44
 5.50%   36 Months   Fixed Term, Fixed Rate,
                       Renewable                  1,000   8,154,632      6.19
 5.70%   48 Months   Fixed Term, Fixed Rate,
                       Renewable                  1,000  12,991,685      9.86
 5.35%   25 Months   Fixed Term, Fixed Rate,
                       Non-renewable              1,000     139,030      0.11

                                                        131,740,433    100.00


Borrowings. The Savings Bank may obtain advances from the FHLB of Dallas upon the security of its FHLB of Dallas stock and certain of the Savings Bank's residential mortgage loans, provided certain standards related to creditworthiness have been met. Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. Such advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending.
The Savings Bank had no FHLB advances outstanding at September 30, 1996.

The following table sets forth the maximum month-end balance and average balance of Community's FHLB advances during the periods indicated. See also, Note 11 to the Consolidated
Financial Statements.


                                           Year Ended September 30,
                                            1996       1995    1994
                                           (Dollars in thousands)

     Maximum balance                       1,000      3,000       0
     Average balance                         250      2,333       0
     Weighted average interest rate
      of FHLB advances                     5.98%      6.34%    0.00%


The following table sets forth certain information as to Community's long-term (terms to maturity in excess of 90 days) and short-term (terms to maturity of 90 days or less) FHLB advances at the dates indicated:

                                           1996        1995     1994
                                             (Dollars in thousands)

     FHLB long-term advances                  0       1,000        0
     Weighted average interest rate       0.00%       5.98%    0.00%
     FHLB short-term advances                 0           0        0
     Weighted average interest rate       0.00%       0.00%    0.00%


Competition

The Savings Bank faces strong competition both in attracting deposits and making real estate loans. Its most direct competition for deposits has historically come from other savings associations, credit unions, and commercial banks located in northeastern Mississippi, including many large financial institutions which have greater financial and marketing resources available to them. In addition, the Savings Bank has faced additional significant competition for investors' funds from short-term money market securities and other corporate and government securities. The ability of the Savings Bank to attract and retain savings deposits depends on its ability to generally provide a rate of return, liquidity, and risk comparable to that offered by competing investment opportunities.

The Savings Bank experiences strong competition for real estate loans primarily from other savings associations, commercial banks, and mortgage banking companies. The Savings Bank competes for loans principally through the interest rates and loan fees it charges and the efficiently and quality of services it provides borrowers. Competition may increase as a result of the continuing reduction of restrictions on the interstate operations of financial institutions.

REGULATION

The Company

General. The Company, as a savings and loan holding company within the meaning of the Home Owners' Loan Act ("HOLA"), is required to register with the OTS and is subject to OTS regulations, examinations, supervision, and reporting requirements. As a subsidiary of a savings and loan holding company, the Savings Bank is subject to certain restrictions in its dealings with the Company and affiliates thereof.

Activities Restrictions. There are generally no restrictions on the activities of a savings and loan holding company which holds only one subsidiary savings institution. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution, the Director may impose such restrictions as deemed necessary to address such risk, including limiting
(i) payment of dividends by the savings institution; (ii) transactions between the savings institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings institution subsidiary of such a holding company fails to meet a Qualified Thrift Lender "QTL" test, then such unitary holding company also shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings institution requalifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company.

If the Company were to acquire control of another savings institution, other than through merger or other business combination with the Savings Bank, the Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings institution meets the QTL test, as set forth below, the activities of the Company and any of its subsidiaries
(other than the Savings Bank or other subsidiary savings institutions) would thereafter be subject to further restrictions. Among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings institution shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof any business activity, upon prior notice to, and no objection by the OTS, other than: (i) furnishing or performing management services for a subsidiary savings institution; (ii) conducting an insurance agency or escrow business; (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution; (iv) holding or managing properties used or occupied by a subsidiary savings institution; (v) acting as trustee under deeds of trust; (vi) those activities authorized by regulation as of March 5, 1987 to be engaged in by multiple savings and loan holding companies; or (vii) unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies, those activities authorized by the Federal Reserve Board as permissible for bank holding companies. Those activities described in (vii) above also must be approved by the Director of the OTS prior to being engaged in by a multiple savings and loan holding company.

Limitations on Transactions with Affiliates. Transactions between savings institutions and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings institution is any company or entity which controls, is controlled by or is under common control with the savings institution. In a holding company context, the parent holding company of a savings institution (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings institution. Generally, Sections 23A and 23B (i) limit the extent to which the savings institution or its subsidiaries may engage in "covered transactions: with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. In addition to the restrictions imposed by Sections 23A and 23B, no savings institution may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings institution. In addition, Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to execute officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the institution's loan to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus).
Section 22(h) permits loans to directors, executive officers and principal stockholders made pursuant to a benefit or compensation program that is widely available to employees of a subject savings association provided that no preference is given to any officer, director or principal shareholder or related interest thereto over any other employee. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore,
Section 22(g) places additional restrictions on loans to executive officers. At September 30, 1995, the Savings Bank was in compliance with the above restrictions.
Restrictions on Acquisitions. Except under limited circumstances, savings and loan holding companies are prohibited from acquiring, without prior approval of the Director of the OTS, (i) control of any other savings institution or savings and loan holding company or substantially all the assets thereof or (ii) more than 5% of the voting shares of a savings institution or holding company thereof which is not a subsidiary. Except with the prior approval of the Director of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may acquire control of any savings institution, other than a subsidiary savings institution, or of any other savings and loan holding company.

The Director of the OTS may only approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings institutions in more than one state if (i) the multiple savings and loan holding company involved controls a savings institution which operated a home or branch office located in the state of the institution to be acquired as of March 5, 1987; (ii) the acquirer is authorized to acquire control of the savings institution pursuant to the emergency acquisition provisions of the Federal Deposit Insurance Act ("FDIA"); or (iii) the statutes of the state in which the institution to be acquired is located specifically permit institutions to be acquired by the state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions).

The Bank Holding Company Act of 1956 specifically authorizes the Federal Reserve Board to approve an application by a bank holding company to acquire control of a savings institution. A bank holding company that controls a savings institution is also authorized to merge or consolidate the assets and liabilities to, any subsidiary bank which is a member of the BIF with the approval of the appropriate federal banking agency and the Federal Reserve Board. As a result of these provisions, there have been a number of acquisitions of savings institutions by bank holding companies in recent years.

Federal Securities Laws. The Company is registered with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934, as amended (the "Securities Exchange Act"), and under OTS regulations. Generally, the Common Stock may not be deregistered for at least three years after the Conversion. The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the Securities Exchange Act.

The Savings Bank

General. The OTS has extensive authority over the operations of federally chartered savings institutions. As part of this authority savings institutions are required to file periodic reports with the OTS and are subject to periodic examinations by the OTS and the FDIC. The investment and lending authority of savings institutions are prescribed by federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations. Those laws and regulations generally are applicable to all federally chartered savings institutions and may also apply to state-chartered savings institutions. Such regulation and supervision is primarily intended for the protection of depositors.

The OTS has broad enforcement authority over all savings institutions, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS.

Deposit Insurance

The deposits of the Bank are currently insured by the SAIF. Both the SAIF and the Bank Insurance Fund ("BIF"), the federal deposit insurance fund that covers the deposits of state and national banks and certain state savings Banks, are required by law to attain and thereafter maintain a reserve ration of 1.25% of insured deposits. The BIF has achieved the required reserve rate, and as a result, the FDIC reduced the average deposit insurance premium paid by BIF-insured banks to a level substantially below the average premium paid by savings institutions.

Banking legislation was enacted September 30, 1996 to
eliminate the premium differential between SAIF-insured institutions and BIF-insured institutions. The legislation provides that all insured depository institutions with SAIF-assessable deposits as of March 31, 1995 pay a special one-time assessment to recapitalize the SAIF. Pursuant to this legislation, the FDIC promulgated a rule that established the special assessment necessary to recapitalize the SAIF at 65.7 basis points of SAIF-assessable deposits held by effected institutions as of March 31, 1995. Based upon its level of SAIF deposits as of March 31, 1995, the Savings Bank will pay
a special assessment of approximately $870,000.   The
assessment was accrued in the quarter ended September 30, 1996.

Another component of the SAIF recapitalization plan provided for the merger of the SAIF and BIF on January 1, 1999, if no insured depository institution is a savings association on that date. If the Savings Bank is required to convert to a bank charter, the Company would become a bank holding company which would subject it to the more restrictive activity limits imposed on bank holding companies unless special grandfather provisions are included in applicable legislation or regulation. As of September 30, 1996, the Company has no investments or activities that would be adversely affected if it were required to become a bank holding company.

Regulatory Capital Requirements. Federal insured savings institutions are required to maintain minimum levels of
regulatory capital established by the OTS.    These standards
generally must be as stringent as the comparable capital requirements imposed on national banks. The OTS also is authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.

Current OTS capital standards require savings institutions to satisfy three different capital requirements. Under these standards, savings institutions must maintain "tangible" capital equal to at least 1.5% of adjusted total assets, "core" capital equal to at least 3% of adjusted total assets and "total" capital (a combination of core and "supplementary" capital) equal to at least 8.0% of "risk-weighted" assets.
For purposes of the regulation, core capital generally consists of common equity (including retained earnings), noncummulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Tangible capital is given the same definition as core capital but does not include qualifying supervisory goodwill and is reduced by the amount of all the savings institution's intangible assets, with only a limited exception for purchased mortgage servicing rights. The Savings Bank had no goodwill or other intangible assets at September 30, 1996. Both core and tangible capital are further reduced by an amount equal to a savings institution's debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). These adjustments do not affect the Savings Bank's regulatory capital. Supplementary capital generally consists of hybrid capital instruments; perpetual preferred stock which is not eligible to be included as core capital; subordinated debt and intermediate-term preferred stock; and general allowances for loan losses up to a maximum of 1.25% of risk-weighted assets.

In determining compliance with the risk-based capital requirement, a savings institution is allowed to include both core capital and supplementary capital in its total capital, provided that the amount of supplementary capital included does not exceed the savings institution's core capital. In determining the required amount of risk-based capital, total assets, including certain off-balance sheet items, are multiplied by a risk weight based on the risks inherent in the type of assets. The risk weight assigned by the OTS for principal categories of assets are (i) 0% for cash and securities issued by the U. S. Government or unconditionally backed by the full faith and credit of the U. S. Government;
(ii) 20% for securities (other than equity securities) issued by U. S. Government-sponsored agencies and mortgage-backed securities issued by, or fully guaranteed as to principal and interest by, the FNMA or the FHLMC, except for those classes with residual characteristics or stripped mortgage-related securities; (iii) 50% for prudently underwritten permanent one-to-four family first lien mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by the FNMA or the FHLMC, qualifying residential bridge loans made directly for the construction of one-to-four family residences and qualifying multi-family residential loans; and (iv) 100% for all other loans and investments, including consumer loans, commercial loans, and single-family residential real estate loans more than 90 days delinquent, and for repossessed assets.

At September 30, 1996, the Savings Bank exceeded all of its regulatory capital requirements. The following table sets forth the Savings Bank's compliance with applicable regulatory capital requirements at September 30, 1996:

                                                              To Be Well
                                            Minimum for     Capitalized for
                                          Capital Adequacy Prompt Corrective
                                 Actual        Purposes    Action Provisions
                            Ratio   Amount  Ratio  Amount   Ratio    Amount

Stockholders' equity and
 ratio to total assets       24.2%   45,163
Unrealized gain on
 available for sale
 securities                          (3,329)
Tangible capital, and
 ratio to adjusted total
 assets                      22.8%   41,834  1.5%   2,748
Tier 1 (core) capital,
 and ratio to adjusted
 total assets                22.8%   41,834  3.0%   5,496   5.0%    9,160
Tier 1 capital, and
 ratio to risk-weighted
 assets                      50.1%   41,834  4.0%   3,339   6.0%    5,009

Tier 2 capital (general
 allowance for loan losses)             572
Total risk-based capital,
 and ratio to risk-weighted
 assets                      50.8%   42,406  8.0%   6,679  10.0%    8,349

Total assets                        186,538

Adjusted total assets               183,209

Risk-weighted assets                 83,487



In August 1993, the OTS adopted a final rule incorporating an interest-rate risk component into the risk-based capital regulation. Under the rule, an institution with a greater than "normal" level of interest rate risk is subject to a deduction of its interest rate risk component from total capital for purposes of calculating its risk-based capital. As a result, such an institution is required to maintain additional capital in order to comply with the risk-based capital requirement. An institution with a greater than "normal" interest rate risk is defined as an institution that would suffer a loss of net portfolio value exceeding 2.0% of the estimated economic value of its assets in the event of a 200 basis point increase or decrease (with certain minor exceptions) in interest rates. The interest rate risk component is calculated, on a quarterly basis, as one-half of the difference between an institution's measured interest rate risk and 2.0% multiplied by the economic value of its assets. The rule also authorizes the Director of the OTS, or his designee, to waive or defer an institution's interest rate risk component on a case-by-case basis. The final rule was effective as of January 1, 1994, subject however to a three quarter "lag" time between the reporting date of the data used to calculate an institution's interest rate risk and the effective date of each quarter's interest rate risk component.
 The OTS postponed the interest rate risk capital deduction in order to provide sufficient time to implement and evaluate the OTS appeals process as well as get a better sense of the direction that the other federal banking agencies may take in their implementation of Section 305 of FDICIA.

Prompt Corrective Action. Under Section 39 of the FDIA, as added by the FDICIA, each federal banking agency was required to implement a system of promptly corrective action for institutions which it regulates. The federal banking agencies, including the OTS, adopted substantially similar
regulations to implement Section 38 of the FDIA.   Under the
regulations, an institution is deemed to be (i) "well capitalized" if it has total risk-based capital of 10.0% or more, than a Tier 1 risk-based capital ratio of 6.0% or more, has a Tier 1 leverage capital ratio of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure,
(ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more and a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized," (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a Tier 1 leverage capital ratio that is less than 3.0%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Section 38 of the FDIA and the regulations promulgated thereunder also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized).

An institution generally must file a written capital restoration plan which meets specified requirements with an appropriate federal banking agency with 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. A federal banking agency must provide the institution with written notice of approval or disapproval with 60 days after receiving a capital restoration plan, subject to extensions by the agency.

An institution which is required to submit a capital restoration plan must concurrently submit a performance guaranty by each company that controls the institution. Such guaranty shall be limited to the lesser of (i) an amount equal to 5.0% of the institution's total assets at the time the institution was notified or deemed to have notice that it was undercapitalized or (ii) the amount necessary to restore the relevant capital measures of the institution to the levels required for the institution to be classified as adequately capitalized. Such a guarantee shall expire after the federal banking agency notifies the institution that it has remained adequately capitalized for each of four consecutive calendar quarters. An institution which fails to submit a written capital restoration plan with the requisite period, including any required performance guarantee(s), or fails in any material respect to implement a capital restoration plan, shall be subject to the restrictions in Section 38 of the FDIA which are applicable to significantly undercapitalized institutions.

Immediately upon becoming undercapitalized, an institution shall become subject to the provisions of Section 38 of the FDIA (i) restricting payment of capital distributions and management fees, (ii) requiring that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital, (iii) requiring submission of a capital restoration plan, (iv) restricting the growth of the institution's assets and (v) requiring prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problem of the institution at the least possible long-term cost to the deposit insurance fund, subject in certain cases to specified procedures. These discretionary supervisory actions include requiring the institution to raise additional capital; restricting transactions with affiliates; restricting interest rates paid by the institution on deposits; requiring replacement of senior executive officers and directors; restricting the activities of the institution and its affiliates; requiring divestiture of the institution or the sale of the institution to a willing purchaser; and any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions.

At September 30, 1996, the Savings Bank was deemed a "well capitalized" institution for purpose of the above regulations and as such was not subject to the above mentioned restrictions.

Safety and Soundness. On November 18, 1993, a joint notice of proposed rulemaking was issued by the OTS, the Office of the Comptroller of the Currency and the Federal Reserve Board (collectively, the "agencies") concerning standards for safety and soundness required to be prescribed by regulation pursuant to Section 39 of the FDIA. In general, the standards relate to (1) operational and managerial matters; (2) asset quality and earnings; and (3) compensation. The operational and managerial standards cover (a) internal controls and information systems, (b) internal audit system, (c) loan documentation, (d) credit underwriting, (e) interest rate risk exposure, (f) asset growth, and (g) compensation, fees and benefits. Under the proposed asset quality and earnings standards, the Savings Bank would be required to maintain (1) a maximum ratio of classified assets (assets classified substandard, doubtful and to the extent that related losses have not been recognized, assets classified loss) to total capital of 1.0%, and (2) minimum earnings sufficient to absorb losses without impairing capital. The last ratio concerning market value to book value was determined by the agencies not to be feasible. Finally, the proposed compensation standard states that compensation will be considered excessive if it is unreasonable or disproportionate to the services actually performed by the individual being compensated. If an insured depository institution or its holding company fail to meet any of the standards promulgated by regulation, then such institution or company will be required to submit a plan within 30 days to the FDIC specifying the steps it will take to correct the deficiency. In the event that an institution or company fails to submit or fails in any material respect to implement a compliance plan within the time allowed by the agency, Section 39 of the FDIA provides that the FDIC must order the institution or company to correct the deficiency and may (1) restrict asset growth; (2) require the institution or company to increase its ratio of tangible equity to assets;
(3) restrict the rates of interest that the institution or company may pay; or (4) take any other action that would better carry out the purpose of prompt corrective action. The Savings Bank believes that it will be in compliance with each of the standards if they are adopted as proposed.

Liquidity Requirements. Each savings institution is required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowing payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings institutions. At the present time, the required minimum liquid asset ratio is 5%. At September 30, 1996, the Savings Bank's liquidity ratio was in excess of the required minimum.

Capital Distributions. OTS regulations govern capital distributions by savings institutions, which include cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account of a savings institution to make capital distributions. Generally, the regulation creates a safe harbor for specified levels of capital distributions from institutions meeting at least their minimum capital requirements, so long as such institutions notify the OTS and receive no objection to the distribution from the OTS. Savings institutions and distributions that do not qualify for the safe harbor are required to obtain prior OTS approval before making any capital distributions.

Generally, a savings institution that before and after the proposed distribution meets or exceeds its fully phased-in capital requirements (Tier 1 institutions) may make capital distributions during any calendar year equal to the higher of
(i) 100% of net income for the calendar year-to-date plus 50% of its "surplus capital ratio" at the beginning of the calendar year or (ii) 75% of net income over the most recent four-quarter period. The "surplus capital ratio" is defined to mean the percentage by which the institution's ratio of total capital to assets exceeds the ratio of its fully phased-in capital requirement: is defined to mean an institution's capital requirements under the statutory and regulatory standards applicable on December 31, 1994, as modified to reflect any applicable individual minimum capital requirement imposed upon the institution. Failure to meet fully phased-in or minimum capital requirements will result in further restrictions on capital distributions, including possible prohibition without explicit OTS approval.

Tier 2 institutions, which are institutions that before and after the proposed distribution meet or exceed their minimum capital requirements, may make capital distributions up to 75% of their net income over the most recent four quarter period.

In order to make distributions under these safe harbors, Tier 1 and Tier 2 institutions must submit 30 days written notice to the OTS prior to making the distribution. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns. In addition, a Tier 1 institution deemed to be in need of more than normal supervision by the OTS may be downgraded to a Tier 2 or Tier 3 institution as a result of such a determination.

Tier 3 institutions, which are institutions that do not meet current minimum capital requirements, or that have capital in excess of either their fully phased-in capital requirement or minimum capital requirement but which have been notified by the OTS that it will be treated as a Tier 3 institution because they are in need of more than normal supervision, cannot make any capital distribution without obtaining OTS approval prior to making such distributions.

At September 30, 1996, the Savings Bank was a Tier 1 institution for purposes of this regulation.

Loans to One Borrower.   OTS regulations impose limitations on
the aggregate amount of loans that a savings institution could make to any one borrower, including related entities, that follow the national bank standard. The regulations generally do not permit loans to one borrower to exceed the greater of $500,000 or 15% of unimpaired capital and surplus. Loans in an amount equal to an additional 10% of unimpaired capital and surplus also may be made to a borrower if the loans are fully secured by readily marketable securities. For information about the largest borrowers from the Savings Bank, see "Description of Business - Lending Activities - General."

Branching by Federal Savings Institutions. Effective May 11, 1992, the OTS amended its Policy Statement on Branching by Federal Savings Institutions to permit interstate branching to the full extent permitted by statute (which is essentially unlimited). Prior policy permitted interstate branching for federal savings institutions only to the extent allowed for state-chartered institutions in the states where the institution's home office is located and where the branch is sought. Prior policy also permitted healthy out-of-state federal institutions to branch into another state, regardless of the law in that state, provided the branch office was the result of a purchase of an institution that was in danger of default.

Generally, federal law prohibits federal savings institutions from establishing, retaining or operating a branch outside the state in which the federal institution has its home office unless the institution meets the IRS's domestic building and loan test (generally, 60% of a thrift's assets must be housing-related) ("IRS Test"). The IRS Test requirement does not apply if: (i) the branch(es) result(s) from an emergency acquisition of a troubled savings institution (however, if the troubled savings institution is acquired by a bank holding company, does not have its home office in the state of the bank holding company bank subsidiary and does not qualify under the IRS Test, its branching is limited to the branching laws for state-chartered banks in the state where the savings institution is located); (ii) the law of the state where the branch would be located would permit the branch to be established if the federal savings institution were chartered by the state in which its home office is located; or (iii) the branch was operated lawfully as a branch under state law prior to the savings institution's conversion to a federal charter.

Furthermore, the OTS will evaluate a branching applicant's record of compliance with the Community Reinvestment Act of 1977 ("CRA"). An unsatisfactory CRA record may be the basis for denial of a branching application.

Qualified Thrift Lender Test. All savings institutions are required to meet a QTL test set forth in Section 10(m) of the HOLA and regulations of the OTS thereunder to avoid certain restrictions on their operations. A saving institution that does not meet the QTL test set forth in the HOLA and implementing regulations must either convert to a bank charter or comply with the following restrictions on its operations:
(i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank;
(ii) the branching powers of the institution shall be restricted to those of a national bank; (iii) the institution shall not be eligible to obtain any advances from its FHLB; and (iv) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the savings institution ceases to be a QTL, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations).

Currently, the QTL test requires that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); stock issued by the FHLB of Dallas; loans for educational purposes, loans to small businesses and loans made through debit cards or credit card accounts and direct or indirect obligations of the FDIC. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer and educational loans (other than loans for personal, family or personal purposes included in the unlimited category); and stock issued by the FHLMC or the FNMA. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and
(iii) liquid assets up to 20% of the institution's total assets. At September 30, 1996, the qualified thrift investments of the Savings Bank were substantially in excess of 65%.

Accounting Requirements. The Financial Institutions Reform, Recovery, and Enforcement Act of 1989,("FIRREA") requires the OTS to establish accounting standards to be applicable to all savings institutions for purposes of complying with regulations, except to the extent otherwise specified in the capital standards. Such standards must incorporate generally accepted account principles ("GAAP") to the same degree as is prescribed by the federal banking agencies for banks or may be more stringent than such requirements.

Effective October 2, 1992, the OTS amended a number of its accounting regulations and reporting requirements to adopt the following standards: (i) regulatory reports will incorporate GAAP when GAAP is used by federal banking agencies; (ii) savings institution transactions, financial condition and regulatory capital must be reported and disclosed in accordance with OTS regulatory reporting requirements that will be at least as stringent as for national banks; and (iii) the Director of the OTS may prescribe regulatory reporting requirements more stringent than GAAP wherever the Director determines that such requirements are necessary to ensure the safe and sound reporting and operation of savings institutions.

Effective February 10, 1992, the OTS adopted a statement of policy ("Statement") set forth in Thrift Bulletin 52 concerning (i) procedures to be used in the selection of a securities dealer, (ii) the need to document and implement prudent policies and strategies for securities, whether held for investment, trading or for sale, and to establish systems and internal controls to ensure that securities activities are consistent with the financial institution's policies and strategies, (iii) securities trading and sales practices that may be unsuitable in connection with securities held in an investment portfolio, (iv) high-risk mortgage securities that are not suitable for investment portfolio holdings for financial institutions, and (v) disproportionately large holdings of long-term, zero-coupon bonds that may constitute an imprudent investment practice. The Statement applies to investment securities, high-yield, corporate debt securities, loans, mortgage-backed securities and derivative securities, and provides guidance concerning the proper classification of and accounting for securities held for investment, sale and trading. Securities held for investment, sale or trading may be differentiated based upon an institution's desire to earn an interest yield (held for investment), to realize a holding gain from assets held for indefinite periods of time (held for sale), or to earn a dealer's spread between the bid and asked prices (held for trading). Depository institution investment portfolios are maintained to provide earnings consistent with the safety factors of quality, maturity, marketability and risk diversification. Securities that are purchased to accomplish these objectives may be reported at their amortized cost only when the depository institution has both the intent and ability to hold the assets for long-term investment purposes. Securities held for investment purposes may be accounted for at amortized cost, securities held for sale are to be accounted for at the lower of cost or market, and securities held for trading are to be accounted for at market. The Savings bank believes that its investment activities have been and will continue to be conducted in accordance with the requirements of OTS policies and GAAP.

Federal Home Loan Bank System. The Savings Bank is a member of the FHLB of Dallas, which is one of 12 regional FHLBs that administers the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB.

As a member, the Savings Bank is required to purchase and maintain stock in the FHLB of Dallas in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year. At September 30, 1996, the Savings Bank had $1.2 million in FHLB stock, which was in compliance with this requirement.

As a result of FIRREA, the FHLBs are required to provide funds for the resolution of troubled savings institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. These contributions also could have an adverse effect on the value of FHLB stock in the future.

Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain average daily reserves
equal to various percentages against their  accounts.    The
percentages are subject to adjustment by the Federal Reserve Board. At September 30, 1996, the Savings Bank met its reserve requirement. Because required reserves must be maintained in the form of vault cash or a non-interest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets.

Taxation

General. The Company and the Savings Bank are subject to the generally applicable corporate tax provisions of the Code, and the Savings Bank is subject to certain additional provisions of the Code which apply to thrift and other types of financial institutions. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive discussion of the tax rules applicable to the Savings Bank.

Fiscal Year. The Company and the Savings Bank file a consolidated federal income tax return on the basis of a fiscal year ending on September 30. Consolidated returns have the effect of eliminating intercompany distributions, including dividends, from the computation of consolidated taxable income for the taxable year in which such distributions occur.

Thrift institutions, such as the Savings Bank, generally are subject to the provisions of the Internal Revenue Code of 1986, as amended, in the same manner as other corporations. For tax years beginning before December 31, 1995, however, by meeting certain definitional tests and other conditions prescribed by the Internal Revenue Code, thrift institutions could benefit from special deductions for annual additions to tax bad debt reserves with respect to loans. For purposes of the bad debt reserve deduction, loans were separated into "qualifying real property loans," which generally were loans secured by interests in improved real property, and "nonqualifying loans," which were all other loans. The bad debt reserve deduction with respect to nonqualifying loans was based on actual loss experience. The bad debt reserve deduction with respect to qualifying real property loans could be based upon actual loss experience (the "experience method") or a percentage of taxable income determined without regard to such deduction (the "percentage of taxable income method"). The Savings Bank historically used whichever method resulted in the highest bad debt reserve deduction in any given year.

Legislation enacted in August 1996 repealed the percentage of taxable income method of calculating the bad debt reserve. Savings institutions, like the Savings Bank, which have previously used that method are required to recapture into taxable income post-1987 reserves in excess of the reserves calculated under the experience method over a six-year period beginning with the first taxable year beginning after December 31, 1995. The start of such recapture may be delayed until the third taxable year beginning after December 31, 1995 if the dollar amount of the institution's residential loan originations in each year is not less than the average dollar amount of residential loan originated in each of the six most recent years disregarding the years with the highest and lowest originations during such period. For purposes of this test, residential loan originations would not include refinancing and home equity loans.

Beginning with the first taxable year beginning after December 31, 1995, savings institutions, such as the Savings Bank, will be treated the same as commercial banks. Institutions with $500 million or more in assets will be able to take a tax deduction only when a loan is actually charged off. Institutions with less than $500 million in assets will still be permitted to make deductible bad debt additions to reserves, but only using the experience method. The Savings Bank is expected to recapture approximately $1,025,000 of its tax bad debt reserves. The recapture will not have any effect on the Savings Bank's net income because the related tax expense has already been accrued.

Under the experience method, the bad debt deduction to an addition to the reserve for qualifying real property loans is an amount determined under a formula based generally on the bad debts actually sustained by a savings institution over a period of years. Under the percentage of taxable income method, the bad debt reserve deduction for qualifying real property loans was computed as 8% of the thrift's taxable income. The maximum deduction could be taken as long as not less than 60% of the total dollar amount of the assets of an institution fell within certain designated categories. If the amount of qualifying assets fell below 60%, the institution would get no deduction and could be required to recapture, generally over a period of years, its existing bad debt reserves (although net operating loss carryforwards could be used to offset such recapture).

The bad debt deduction under the percentage of taxable income method was limited to the extent that the amount accumulated in the reserve for losses on qualifying real property loans exceeded 6% of such loans outstanding at the end of the taxable year. In addition, the amount claimed as a bad debt deduction when added to accumulated loss reserves was limited to the excess, if any, of 12% of total deposits or withdrawable accounts of depositors at year-end in excess of the sum of surplus, undivided profits and reserves at the beginning of the year. The percentage bad debt deduction was reduced by the deduction for losses on nonqualifying loans.

Earnings appropriated to the Savings Bank's tax bad debt reserves and claimed as tax deductions will not be available for the payment of cash dividends or other distributions to the Company (including distributions made upon dissolution or liquidation), unless the Savings Bank includes the amounts distributed in taxable income, along with the amounts deemed necessary to pay the resulting federal income tax. At
September 30, 1996, the Savings Bank included the amounts distributed in taxable income, along with the amounts deemed necessary to pay the resulting federal income tax. At
September 30, 1996, the Savings Bank had approximately $2.8 million of accumulated bad debt reserves for which federal income taxes have not been provided.

For taxable years beginning after September 30, 1986, the Internal Revenue Code imposes an alternative minimum tax at a rate of 20%. The alternative minimum tax generally applies to a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or "AMTI") and is payable to the extent such AMTI exceeds an exemption amount.
The Internal Revenue Code provides that an item of tax preference is the excess of the bad debt deduction allowable for a taxable year pursuant to the percentage of taxable income method over the amount allowable under the experience method. The other items of tax preference that constitute
AMTI include (a) tax-exempt interest on newly-issued
(generally qualified bonds and (b) for taxable years including 1987 through 1989, 50% of the excess of (i) the taxpayer's pre-tax adjusted net book income over (ii) AMTI (determined without regard to this latter preference and prior to reduction by net operating losses). For taxable years beginning after 1989, this latter preference has been replaced by 75% of the excess (if any) of (i) adjusted current earnings as defined in the Internal Revenue Code, over (ii) AMTI (determined without regard to this preference and prior to reduction by net operating losses). For any taxable year beginning after 1986, net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum taxes may be used as credits against regular tax liabilities in future years. In addition, for taxable years after 1986 and before 1992, corporations, including savings institutions, are also subject to an environmental tax equal to 0.12% of the excess of AMTI for the taxable year (determined without regard to net operating losses and the deduction for the environmental tax) over $2.0 million. The Savings Bank is not currently paying any amount of alternative minimum tax but may, depending on future results of operations, be subject to this tax.

The Savings Bank's federal income tax returns have not been examined by the regulatory authorities within the past five years. For additional information, see Note 12 of Notes to Consolidated Financial Statements contained elsewhere herein.

Mississippi and Delaware Taxation

The Company and the Savings Bank are both subject to Mississippi corporate income tax and franchise tax to the extent they are engaged in business in the State of Mississippi or have income that is generated in the State of Mississippi.

A franchise tax is imposed and the tax rate of $2.50 per $1,000, or fraction thereof, of the value of capital used, invested or employed in the State of Mississippi. The franchise tax base consists of capital stock issued and outstanding, paid in capital, surplus, and retained earnings; however, in no case shall the tax base be less than the assessed value of real and tangible personal property in the State of Mississippi. If the Company is classified as a "holding company" then it may exclude from its franchise tax base the stock it owns in the Savings Bank. Mississippi law provides that the value of capital used, invested, or employed in Mississippi by a "holding corporation" excludes that portion of the book value of the holding corporation's investment in stock or securities of its subsidiary corporation determined by a formula. The formula states that first, the ratio of (1) the holding corporation's investment in stock or securities of its subsidiary corporation, computed using the cost method of accounting, and (2) the holding corporation's total assets, is computed. Second, the ratio is then applied to the total capital stock, surplus, paid in capital and retained earnings of the holding corporation in order to arrive at the amount of the exclusion. For purposes of Mississippi franchise taxes, a "holding corporation" is defined as a corporation, (i) owning at least eighty percent (80%) of the value and voting power of all classes of issued and outstanding stock of a corporation, excluding non-voting stock which is limited and preferred as to dividends, and (ii) deriving ninety-five (95%) of its gross receipts from dividends, interest, royalties, rents, certain services provided to members of an affiliated group and other passive sources of income.

An income tax is imposed in Mississippi at a rate of 3% on the first $5,000 of taxable income, 4% on the next $5,000 of taxable income and 5% on taxable income in excess of $10,000. For these purposes, "taxable income" generally means federal taxable income, subject to certain adjustments (including exclusion of interest income on U.S. Treasury obligations). The exclusion of income on U.S. Treasury obligations has the effect of reducing the Mississippi taxable income of savings institutions.

Two or more members of an affiliated group of corporations may elect to file a consolidated Mississippi income tax return when all the business activities of the group of affiliated corporations included in the consolidated return are conducted in, and are taxable solely in Mississippi. In addition, the Commissioner of the Mississippi Tax Commission may require any and all members of a group of affiliated corporations to file a combined or consolidated Mississippi income tax return if he believes such a return is necessary to clearly and equitably reflect the Mississippi taxable income of the affiliated group. The term "affiliated group" for Mississippi consolidated income tax returns means one or more corporations connected through stock ownership with a common parent corporation where at least 80% of the voting power of all classes of stock and at least 80% of each class of the non-voting stock of each of the member corporations, except the common parent corporation, is directly owned by one or more of the other members corporations, and the common parent directly owns stock possessing at least 80% of the voting power of all classes of stock and at least 80% of each class of non-voting stock of at least one of the other member corporations.

The Company was organized in the State of Delaware, and therefore it will be required to file a franchise tax return with the State of Delaware. The Company will also be required to file an income tax return in the State of Delaware if it derives income from business activities carried on in the State of Delaware. Currently, the Company does not have any business activities in the State of Delaware.

Delaware law provides two methods to calculate the Delaware Franchise Tax. One method is based on the Company's authorized number of shares and the second method is based on the Company's "assumed no-par capital" with respect to no par shares and on the Company's "assumed par value capital" with respect to par value shares. The lesser result under both methods is then used to determine the franchise tax liability in the State of Delaware.

Under the first method the franchise tax is calculated at a base rate of $90 on the first 10,000 shares, plus $50.00 per each additional 10,000 shares or part thereof.

The second method is based on "assumed no-par capital" with respect to no-par shares and an "assumed par-value capital" with respect to par value shares as follows:

1. The "assumed no-par capital" is the authorized number of shares without par value multiplied by $100. The tax on the "assumed no-par capital" is $30.00 for each $300,000 or less and is graduated as follows: (i) $50.00 for over $300,000 but not over $500,000;
      (ii) $90.00 for over $500,000 but not over $1,000,000; and (iii) $90 for over $1,000,000, plus
      $50.00 per each additional $1,000,000 or part thereof.

2. The tax on par value is $200 for each $1,000,000, or fraction thereof of an "assumed par-value capital." The "assumed par-value capital" is found as follows: (i) ascertain average asset value per share by dividing total gross assets by the total number of issued shares, including shares without par value; (ii) if average asset value is more than par value; it is multiplied by the total number of authorized par value shares; if average assets value is less than par value of any class of authorized shares, such shares must be taken at their par value.
      Where it is necessary to use average asset value for one class of shares and par value of any other class or classes, the "assumed par-value capital" is the sum of the products of the multiplications.

If a corporation has both no-par shares and par-value shares, the no-par shares are taxed as calculated above upon a share basis which is added to the tax calculated above on the par value shares.


Employees

The Savings Bank had 24 full time employees and one part-time employee at September 30, 1996. None of the employees is represented by a collective bargaining agreement.


ITEM 2.--DESCRIPTION OF PROPERTY

The following table sets forth information regarding the Association's offices at September 30, 1996:


                                 Net Book
                                 Value at     Approximate    Owned
                        Year   September 30,     Square        Or
                       Opened      1996          Footage     Leased

Main Office:
333 Court Street
Tupelo, Mississippi     1969      378,502         10,000      Owned


The net book value of the Company's investment in furnishings and equipment totaled $225,000 at September 30, 1996.


ITEM 3.--LEGAL PROCEEDINGS

From time to time, the Company is a party to various legal proceedings incident to its business. At September 30, 1996, there were no legal proceedings to which the Company or its subsidiary was a party, or to which any of their property was subject, which were expected by management to result in a material loss.


ITEM 4.--SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of securities holders during the fourth quarter of fiscal 1996.


ITEM 5.--MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The information set forth (i) under "Dividend Restrictions" in
Item 1 of this report and (ii) in the Notes to Consolidated
Financial Statements in Item 6 of this report is incorporated herein by reference.

The information required herein by reference from page 3 of the Company's Annual Report to Stockholders for fiscal 1996 ("
Annual Report"), which is included herein as Exhibit 13.

The Company's common stock began trading on the NASDAQ on March 26, 1996, under the symbol "CFTP." At September 30,
1996, there were 4,628,750 shares of the common stock outstanding and approximately 1,082 stockholders on record.

The payment of dividends on the Common Stock is subject to determination and declaration by the Board of Directors of the Company. The Board of Directors has adopted a policy of paying quarterly cash dividends on the Common Stock. In addition, from time to time, the Board of Directors may determine to pay special cash dividends in addition to, or in lieu of, regular cash dividends. The payment of future dividends will be subject to the requirements of applicable law and the determination by the Board of Directors of the Company that the net income, capital, and financial condition of the Company and the Association, thrift industry trends, and general economic conditions justify the payment of dividends, and there can be no assurance that dividends will be paid or, if paid, will continue to be paid in the future.

The following table sets forth information as to high and low sales prices of the Company's common stock and cash dividends per share of common stock for the calendar quarters indicated.


                    Price Per Share     Dividends  Per Share
                    High        Low      Regular    Special
Fiscal 1996:
 Second quarter     13.500    11.750       .000      .000
 Third quarter      13.475    12.375       .075      .000
 Fourth quarter     13.625    12.250       .075      .000


ITEM 6.--SELECTED FINANCIAL DATA

The information required herein is incorporated by reference from page 4 of the Annual Report.

ITEM 7.--MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS.

The information required herein is incorporated by reference from pages 5 through 16 of the Annual Report.

ITEM 8.--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required herein are incorporated by reference from pages 18 through 45 of the Annual Report.


ITEM 9.--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

              Not applicable.


                            PART III


ITEM 10.--DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND
          CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF
          THE EXCHANGE ACT

Information concerning the directors and executive officers of the Company and Transactions with Management is incorporated herein by reference to the sections captioned "Executive Officers Who Are Not Directors" in Item 1. of this report and "Proposal I--Election of Directors" in the Proxy Statement.

ITEM 11.--EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the section captioned "Executive Compensation" in the Proxy Statement.


ITEM 12.--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The information required by this item is incorporated herein by reference to the sections captioned "Voting Securities and Security Ownership" and "Proposal I--Election of Directors" in the Proxy Statement.

ITEM 13.--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the section captioned "Transactions with Management" in the Proxy Statement.



                             PART IV

ITEM 14.--EXHIBITS LIST AND REPORTS ON FORM 8-K

     (a) Documents filed as part of this Report

         (1) The following financial statements are incorporated by reference from item 8 hereof
             (see Exhibit 13 attached hereto):

             Independent Auditors's Report

             Consolidated Statements of Financial Condition at
             September 30, 1996 and 1995.

             Consolidated Statements of Earnings for the Years
             Ended September 30, 1996, 1995 and 1994.

             Consolidated Statements of Changes in
             Stockholders' Equity for the Years Ended
             September 30, 1996, 1995, and 1994.

             Consolidated Statements of Cash Flows for the
             Years Ended September 30, 1996, 1995 and 1994.

             Notes to Consolidated Financial Statements

            (2) All Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements and related notes thereto.

            (3) The following exhibits are filed as part of this Form 10-K and this list includes the
                 Exhibit Index.

           No.       Exhibits                   Page

           3.1   Certificate of Incorporation      *
           3.2   Bylaws                            *
           4.1   Specimen Common Stock Certificate *
        10.1(a)  Employee Stock Ownership Plan     *
            13   Annual Report to Stockholders    E-1
            23   Consent of Independent Public
                 Accountants                      E-60


*Incorporated herein by reference to the Registration
Statement file number 33-99962 on Form S-1.


     (b)  Reports on Form 8-K during the quarter ended
          September 30, 1996.

          1. On October 30, 1996, the Company filed a current report on Form 8-K announcing the authority to repurchase up to 231,437 shares of common stock and reporting its earnings and other financial information for the quarter ended September 30, 1996.

     (c) See (a)(3) above for all exhibits filed herewith and the Exhibit Index.

     (d) There are no other financial statements and financial statements schedules which were excluded from Item 8 which are required to be included herein.



                           SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the date indicated below:

                          COMMUNITY FEDERAL BANCORP, INC.


Date: December 27, 1996   By: (s)Jim Ingram
                              Jim Ingram
                              President and Chief
                              Executive officer
                              (Duly Authorized Representative)


                          By: (s)Sherry McCarty
                              Sherry McCarty
                              Controller
                              (Chief Financial and Accounting
                              (Officer)
                              (Duly Authourized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated below as of the date indicated above.

Date: December 26, 1996

   Medford M. Leake                     J. Leighton Pettis
       (Director)                            (Director)

   Charles V. Imbler                    L. F. Sams, Jr.
       (Director)                            (Director)

   Robert R. Black, Sr.                 Michael R. Thomas
       (Director)                            (Director)

   Robert W. Reed, III.
       (Director)




           CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS




As independent public accountants, we hereby consent to the incorporation by reference in this registration statement of our report dated October 25, 1996 included in the Community Federal Bancorp Inc.'s Form 10-K for the year ended September 30, 1996 and to all references to our Firm included in this registration statement.



                                 (S) Arthur Andersen
                                     Arthur Andersen, LLP



Birmingham, Alabama
December 27, 1996