Form 10-K/A
period 1996-09-30
COMMUNITY FEDERAL BANCORP INC
filed 1997-01-28
CIK 1004524

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

                                  FORM 10-K/A

                                AMENDMENT NO. 1

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996

                          Commission File No.: 1-13964

                        COMMUNITY FEDERAL BANCORP, INC.
    ----------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

                   Delaware                                 63-086536
         ----------------------------                   ------------------
         (State or other jurisdiction                    (I.R.S. Employer
       of incorporation or organization)              Identification Number)

              333 Court Street
             Tupelo, Mississippi                              38802
         ----------------------------                   ------------------
   (Address of principal executive offices)                 (Zip code)


Registrant's telephone number, including area code:  (601) 842-3981

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.01 per share

The registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months and (2) has been subject to such filing requirements for the past 90 days.

Disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and disclosure will not be contained, to the best of the registrant's knowledge, in the definitive proxy statement or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The registrant's revenues for its most recent fiscal year were $2,148,258.

The aggregate market value of the registrant's outstanding common stock held by non-affiliates of the registrant at January 24, 1997 was approximately $66,528,118 (based on 3,942,407 shares at the most recent trading price of which management was aware $16.875 on January 24, 1997) (for this purpose, the registrant's directors and executive officers and stock benefit plans and trusts have not been deemed to be non-affiliates).

The total number of outstanding shares of the registrant's common stock at January 27, 1997 was 4,628,750.

Transitional small business disclosure format:  No.

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's Annual Report of Stockholders for fiscal year 1996 are incorporated by reference in Part III of this form.

PART III.

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following tables present information concerning the directors of the Company, including tenure as a director of the Company's subsidiary, Community Federal Savings Bank (the "Savings Bank").

                     DIRECTORS WITH TERMS EXPIRING IN 1997



                                                                                                               Common Stock
                                                           Position with                                       Beneficially
                                                           the Bank and                                         Owned as of
                                     Age as of          Principal Occupation                                January 27, 1997(1)
                                   September 30,             During the                 Director            -------------------
Name                                  1996                Past Five Years                Since               No.             %
----                                  ----                ----------------              --------            -----           ---
Robert R. Black, Sr.                   55          Periodontist with practice in         1993              35,000             *
                                                   Tupelo, Mississippi, retired in
                                                   1995.

Jim Ingram                             65          President and chief executive         1973             38,476(2)           *
                                                   officer of the Bank since 1984.

L.F. Sams, Jr.                         57          Member of the law firm of             1986               35,000            *
                                                   Mitchell, McNutt, Threadgill,
                                                   Smith and Sams since 1971.



                     DIRECTORS WITH TERMS EXPIRING IN 1998



                                                                                                                Common Stock
                                                           Position with                                        Beneficially
                                                           the Bank and                                         Owned as of
                                                       Principal Occupation                                  January 27, 1997(1)
                                                            During the                  Director             -------------------
Name                                  Age                 Past Five Years                 Since              No.              %
----                                  ----                ----------------              --------            -----            ---
Charles V. Imbler, Sr.                 64          President and chief executive         1988              35,025             *
                                                   officer of Truck Center Inc.,
                                                   Tupelo, Mississippi, since 1970.

Medford M. Leake                       68          Chairman of the Board since           1974              35,000(2)          *
                                                   1995, president of Steele City
                                                   Lumber Company, Birmingham,
                                                   Alabama, between 1970 and
                                                   1996, Chairman of the Board
                                                   since 1997.

Michael R. Thomas                      47          President of Washington               1994              65,330(4)         1.4
                                                   Furniture MFG. Co., Inc.,
                                                   Houlka, Mississippi from
                                                   1988 - 1993 and from 1996 to
                                                   present. Real estate
                                                   developer in Tupelo,
                                                   Mississippi from 1993 to
                                                   1996.

                     DIRECTORS WITH TERMS EXPIRING IN 1999



                                                                                                                 Common Stock
                                                           Position with                                         Beneficially
                                                           the Bank and                                           Owned as of
                                                       Principal Occupation                                   January 27, 1997(1)
                                                            During the                  Director              -------------------
Name                                   Age                Past Five Years                Since               No.               %
----                                  ----                ---------------               --------            -----             ---
J. Leighton Pettis, Jr.                63          Ophthalmologist in Tupelo,            1977              42,900              *
                                                   Mississippi, since 1962.

Robert W. Reed, III                    41          Account executive and director        1995               5,932(5)           *
                                                   of Reed Manufacturing since
                                                   1992; sales representative of
                                                   New York life insurance 1990-
                                                   1992.


EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

         The following table sets forth certain information with respect to the persons who currently serve as executive officers of the Savings Bank and who initially will serve as executive officers of the Company and who are not, and will not be, directors. There are no arrangements or understandings between the Savings Bank and/or the Company and any such person pursuant to which such person was or will be elected an executive officer of the Savings Bank or the Company and no such officer is related to any director or other officer of the Savings Bank or the Company by blood, marriage or adoption.

                          AGE AS OF
NAME                  SEPTEMBER 30, 1996      POSITIONS
----------------      ------------------      ------------------------------
Gill Simmons                62                 Vice President - Mortgage
                                               Loans
Jack Johnson                57                 Vice President  - Operations
                                               and
                                                 Compliance
Mark Burleson               30                 Vice President - Consumer
                                                 /Commercial Lending


         Set forth below is a brief description of the background of each person who serves as an executive officer of the Company and the Savings Bank and who is not a director.

         Gill Simmons is Vice President for Mortgage Loans. Mr. Simmons joined the Savings Bank in 1955 and during his tenure also has served as Secretary/Treasurer.

         Jack Johnson is Vice President for Operations and Compliance. Mr. Johnson joined the Savings Bank in 1958 and during his tenure also has served as cashier.

         Mark Burleson is Vice President - Consumer/Commercial Lending. Mr. Burleson joined the Savings Bank in 1994 after being employed at a Tupelo-area commercial bank for five years where he served, among other positions, as an assistant vice president and a branch manager.

ITEM 11.          EXECUTIVE COMPENSATION

         SUMMARY COMPENSATION TABLE

         The following table sets forth a summary of certain information concerning the compensation awarded to or paid by Community for services rendered in all capacities during the last two fiscal years to the President and Chief Executive Officer of Community and any other executive officer of Community who received salary and bonuses aggregating more than $100,000 during the last fiscal year.

===================================================================================================================================
                                          ANNUAL COMPENSATION                          LONG TERM COMPENSATION
                                 ----------------------------------------------------------------------------------
                                                               OTHER                   AWARDS           PAYOUTS
         NAME AND                                              ANNUAL       ---------------------------------------      ALL OTHER
    PRINCIPAL POSITION      YEAR   SALARY(1)     BONUS     COMPENSATION (1)                                            COMPENSATION
                                                                                          RESTRICTED
                                                                                            STOCK         LTIP
                                                                              OPTIONS       AWARDS      PAYOUTS
-----------------------------------------------------------------------------------------------------------------------------------
Jim Ingram                  1996    $119,407    $30,000          --             --         $    --         --            $
President and Chief         1995     104,738     20,000          --             --              --         --
Executive Officer           1994      99,750     14,250          --             --              --         --
===================================================================================================================================

(1) Does not include amounts attributable to miscellaneous benefits received by the named executive officer, including the payment of club membership dues. The costs to Community of providing such benefits to the named executive officer during the year ended September 30, 1996 did not exceed the lesser of $50,000 or 10% of the total of annual salary and bonus reported for such individual.

DIRECTORS' RETIREMENT PLAN

         In order to secure the continuing service of members of the Board of Directors and to recognize the contributions of such individuals to the Savings Bank, the Savings Bank established a Directors' Retirement Plan ("DRP") in fiscal 1993. A director becomes eligible to receive benefits from the DRP upon completion of ten years of continuous service as a director of the Savings Bank, including service as such prior to the adoption of the DRP. Under the DRP, a retired director or his beneficiary would receive for a ten-year period annual retirement benefits equal to 100% of the annual directors' fees being paid to the Savings Bank directors on the date of the director's retirement. Payments under the DRP will terminate if a retired director becomes affiliated with another financial institution that is a competitor of the Savings Bank. Any claim under the DRP by a participant is that of an unsecured creditor. Five members of the Savings Bank's current Board of Directors qualify to receive benefits under the DRP at retirement.

EMPLOYMENT AGREEMENTS

         During fiscal 1996 the Company entered into an employment agreement with Mr. Ingram (the "Executive") which provides for an annual salary, subject to annual adjustment by the Boards of Directors. At September 30, 1996, Mr. Ingram's annual salary was $119,407 plus an annual bonus determined at year end by the Board of Directors. The form of employment agreement provides for a rolling three-year term of employment commencing on March 25, 1996, which term is automatically extended each day for an additional day such that the remaining term of the agreement continues to be for three years. However, on the first anniversary of the agreement and each anniversary thereafter, the Board of Directors of the Savings Bank shall consider and review extension of the terms of the agreement and shall continue to extend under such terms unless either party gives notice of non-renewal to the other party so that the term of Mr. Ingram's employment under the agreement would not be less than three years unless such notice had been given.

         The employment agreement is terminable with or without cause by the Savings Bank. The Executive has no right to compensation or other benefits pursuant to the employment agreement for any period after voluntary termination or termination by the Savings Bank for cause, disability, retirement or death. However, in the event that (i) the Executive terminates his employment because of failure of the Savings Bank to comply with any material provision of the employment agreement or (ii) the employment agreement was terminated by the Executive for Good Reason, as defined, the Executive would be entitled to 2.99 times the average annual compensation paid to him by the Savings Bank during the five most recent taxable years ending during the calendar year in which the notice of termination occurs or such portion of such period in which the Executive served as senior officer of the Savings Bank as well as continued participation in employee benefit plans of the Savings Bank (other than retirement plans and stock compensation plans) until the expiration of the remaining term of employment. "Good Reason" is generally defined in the employment agreement to include the assignment by the Savings Bank to the Executive of any duties which, in the Executive's good faith determination, are materially inconsistent with the Executive's positions, duties, responsibilities and status with the Savings Bank prior to such assignment or prior to a change in control of the Savings Bank. The employment agreement would not be automatically terminated upon a change in control. If the employment agreement of Mr. Ingram were terminated for Good Reason during fiscal 1996, he would have been entitled to a payment of $357,000.

         The employment agreement provides that in the event that any of the payments to be made thereunder or otherwise upon termination of employment are deemed to constitute "excess parachute payments" within the meaning of Section 280G of the Code, then such payments and benefits received thereunder would be reduced, in the manner determined by the Savings Bank, by the amount, if any, which is the minimum necessary to result in no portion of the payments and benefits being nondeductible by the Savings Bank for federal income tax purposes. Excess parachute payments generally are defined as payments in excess of three times the recipient's average annual compensation from the Savings Bank includable in the recipients gross income during the most recent five taxable years ending before the date on which a change in control of the Savings Bank or other triggering events occurred ("base amount"). A recipient of excess parachute payments is subject to a 20% excise tax on the amount by which such payments exceed the base amount, in addition to regular income taxes, and payments in excess of the base amount would not be deductible by the Savings Bank as compensation expense for federal income tax purposes.

RETIREMENT PLAN

         The Savings Bank has a defined benefit pension plan ("Retirement Plan") for all employees who have attained the age of 21 years and have completed one year of service with the Savings Bank. In general, the Retirement Plan provides for annual benefits payable monthly upon retirement at age 65 in an amount equal to approximately 1.667% of the "Average Compensation" of the employee (which is equal to the average of the compensation paid to him or her during the five successive calendar years within the final ten calendar years of service affording the highest average, excluding bonuses, commissions, overtime pay and other special compensation) for each year of service, not in excess of 40 years. Under the Retirement Plan, an employee's benefits are fully vested after six years of qualifying service. A year of service is any year in which an employee works a minimum of 1,000 hours. The Retirement Plan provides for an early retirement option with reduced benefits for participants who are age 50 and who have 15 years of service.

EMPLOYEE STOCK OWNERSHIP PLAN

         During fiscal 1996, the Company established an Employee Stock Ownership Plan for employees age 21 or older who have at least one year of credited service with the Savings Bank (including years of service with the Savings Bank in its mutual form). The ESOP was funded by the contributions from the Company and the Savings Bank made in cash (which primarily were invested in Common Stock) or Common Stock. Benefits may be paid either in shares of Common Stock or in cash.

         The ESOP borrowed $3,632,000 from the Company sufficient to purchase 363,200 shares of the Common Stock. The Savings Bank will make scheduled discretionary cash contributions to the ESOP sufficient to amortize the principal and interest on the loan, which has a maturity of 17 years. The Savings Bank may, in any plan year, make additional discretionary contributions for the benefit of plan participants in either cash or shares of Common Stock, which may be acquired through the purchase of outstanding shares in the market or from individual stockholders, upon the original issuance of additional shares by the Company or upon the sale of Treasury shares by the Company. Such purchases, if made, would be funded through additional borrowings by the ESOP or additional contributions from the Savings Bank. The timing, amount and manner of future contributions to the ESOP will be affected by various factors, including prevailing regulatory policies, the requirements of applicable laws and regulations and market conditions.

         GAAP requires that any borrowing by the ESOP be reflected as a liability on the Company's statement of financial condition. In addition, shares purchased with borrowed funds will, to the extent of the borrowings, be excluded from equity, representing unearned compensation to employees for future services not yet performed. Consequently, if the ESOP purchases already issued shares in the open market, the Company's consolidated liabilities will increase to the extent of the ESOP's borrowings, and total and per share equity will be reduced to reflect such borrowings. If the ESOP purchases newly issued shares from the Company, total equity would neither increase nor decrease, but per share equity and per share net income would decrease because of the increase in the number of shares outstanding. In either case, as the borrowings used to fund ESOP purchases are repaid, total equity will correspondingly increase.

         Shares purchased by the ESOP with the proceeds of the loan are held in a loan suspense account and released on a pro rata basis as debt service payments are made. Discretionary contributions to the ESOP and shares released from the suspense account will be allocated among participants on the basis of compensation. Forfeitures will be reallocated among remaining participating employees and may reduce any amount the Savings Bank might otherwise have contributed to the ESOP. Benefits may be payable upon retirement, early retirement, disability or separation from service. The Savings Bank's contributions to the ESOP are not fixed, so benefits payable under the ESOP cannot be estimated.

         A Committee appointed by the Board of Directors of the Savings Bank administers the ESOP ("ESOP Committee") and Messrs. Ingram, Leake and Johnson will act as trustees of the related trust. The ESOP Committee may instruct the trustees regarding investment of funds contributed to the ESOP. Under the ESOP, the trustees must vote all allocated shares held in the ESOP in accordance with the instructions of the participating employees, and allocated shares for which employees do not give instructions will be voted in the same ratio on any matter as to those shares for which instructions are given. Unallocated shares held in the ESOP will be voted by the ESOP trustees in the same proportion for and against proposals as participants vote shares allocated to their individual accounts.

         The ESOP is subject to the requirements of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), and the regulations of the IRS and the Department of Labor promulgated thereunder.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.

BENEFICIAL OWNERSHIP

         The following table sets forth information as to the Common Stock beneficially owned, as of February 14, 1997, by (i) the only persons or entities known to the Company to be the beneficial owners of more than 5% of the Common Stock and (ii) all directors and officers of the Company as a group.

                                                        Amount and
                                                          Nature               Percent
                                                       of Beneficial             of
Name and Address of Beneficial Owner                   Ownership(1)             Class
------------------------------------                   ------------             -----
Community Federal Bancorp, Inc. Employee
Stock Ownership Plan
333 Court Street
Tupelo, Mississippi  38802                              363,200                7.80%

All directors and executive officers
 of the Company as a
 group (eleven persons)                                 339,931(2)             7.34%


------------------------------------
(1) Pursuant to rules promulgated by the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934, as amended ("Exchange Act"), a person or entity is considered to beneficially own shares of Common Stock if the person or entity has or shares (i) voting power, which includes the power to vote or to direct the voting of the shares, or (ii) investment power, which includes the power to dispose or direct the disposition of the shares. Unless otherwise indicated, a person or entity has sole voting and sole investment power with respect to the indicated shares. Shares which are subject to stock options and which may be exercised within 60 days of the Voting Record Date are deemed to be outstanding for the purpose of computing the percentage of Common Stock beneficially owned by such person.

(2) Includes in the case of all directors and officers of the Company as a group, 7,144 shares of Common Stock allocated to the account of the officers in the Company's Employee Stock Ownership Plan (the "ESOP").

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Savings Bank's policy provides that all loans made by the Association to its directors and officers are made in the ordinary course of business, are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than the normal risk of collectability or present other unfavorable features.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        COMMUNITY FEDERAL BANCORP, INC.



Date:  January 28, 1997            By:  /s/ JIM INGRAM
                                        ------------------------------
                                        Jim Ingram
                                        President and Chief Executive
                                         Officer