Form 10-Q
period 1996-12-31
COMMUNITY FEDERAL BANCORP INC
filed 1997-02-13
CIK 1004524

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON D.C. 20549


FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 1996


Commission File Number:   0-27930

              Community Federal Bancorp, Inc.
(Exact name of registrant as specified in its charter)


               Delaware                       64-086536
     (State or other jurisdiction          (I.R.S. Employer
    of incorporation or organization)     Identification No.)



            P.O. Box F
          333 Court Street
         Tupelo, Mississippi                       38802
       (Address of principal                     (Zip Code)
         executive offices)


Registrant's telephone number, including
area code:                                      (601) 842-3981

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

       Class                 Outstanding at December 31, 1996
   Common Stock,                      4,628,750 shares
  $.01 par value







                COMMUNITY FEDERAL BANCORP, INC.


                 PART I.  FINANCIAL INFORMATION

                                                                  Page


ITEM 1.  FINANCIAL STATEMENTS:

  CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL                    2
    CONDITION AS OF DECEMBER 31, 1996 AND
    SEPTEMBER 30, 1996

  CONDENSED CONSOLIDATED STATEMENTS OF INCOME FOR                   3
    THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995

  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS                   4
    FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995

  THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
    FURNISHED HAVE NOT BEEN AUDITED BY INDEPENDENT
    CERTIFIED PUBLIC ACCOUNTANTS, BUT REFLECT, IN
    THE OPINION OF MANAGEMENT,ALL ADJUSTMENTS
    NECESSARY FOR A FAIR PRESENTATION OF FINANCIAL
    CONDITION AND THE RESULTS OF OPERATIONS FOR
    THE PERIOD PRESENTED

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF                   7
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                  PART II.  OTHER INFORMATION

OTHER INFORMATION                                                  9

SIGNATURES                                                        10









Part I. Financial Information
Item1. Financial Statments

                         COMMUNITY FEDERAL BANCORP, INC.

              CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                ASSETS
                                                December 31,  September 30,
                                                     1995          1996

CASH AND CASH EQUIVALENTS                        $4,567,792     $4,205,679

SECURITIES AVAILABLE FOR SALE,
   at fair value                                 73,542,189     75,111,784

SECURITIES HELD TO MATURITY,
   fair values of $4,674,304 and
   $4,625,305, respectively                       4,745,166      4,755,702

LOANS RECEIVABLE, net                           121,338,419    117,630,885

PREMISES AND EQUIPMENT                              592,431        607,267

OTHER ASSETS                                      1,237,334      1,705,625
   Total assets                                $206,023,331   $204,016,942


                 LIABILITIES AND STOCKHOLDERS' EQUITY

                                                December 31,  September 30,
                                                    1995           1996

DEPOSITS                                        $131,152,422   $131,740,433

OTHER LIABILITIES                                  5,900,680      5,137,613
   Total liabilities                             137,053,102    136,878,046

STOCKHOLDERS' EQUITY:
Preferred stock, no par, no shares issued,
   2,000,000 authorized                                    0              0
Common stock, par $.01 per share, 4,628,750
   issued and outstanding, 10,000,000 authorized      46,288         46,288
Additional paid-in capital                        45,042,922     45,006,311
Retained earnings                                 23,075,223     22,511,930
Unrealized gain on securities
   available for sale, net                         4,217,426      3,038,477
Unearned ESOP compensation                        (3,411,630)    (3,464,110)
   Total stockholders' equity                     68,970,229     67,138,896
   Total liabilities and stockholders' equity   $206,023,331   $204,016,942


The accompanying notes are an integral part of these statements




                         COMMUNITY FEDERAL BANCORP, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                           Three Months
                                                        Ended DECEMBER 31,

                                                        1996           1995

INTEREST INCOME:
 Interest and fees on loans                         $2,363,602     $1,994,127
 Interest and dividends on securities                  409,883        430,692
 Interest on mortgage-backed and
   related securities                                  826,203        494,757
     Total interest income                           3,599,688      2,919,576

INTEREST EXPENSE:
 Interest on deposits                                1,665,944      1,783,726
 Other interest expense                                 11,471         15,290
     Total interest expense                          1,677,415      1,799,016

PROVISION FOR LOAN LOSSES                                5,000         10,000
 Net interest income after
   provision for loan losses                         1,917,273      1,110,560

NONINTEREST INCOME:
 Deposit fees                                           21,636         10,470
 Loan servicing fees                                    40,453         38,704
 Other income                                            3,922         43,076
     Total noninterest income                           66,011         92,250

NONINTEREST EXPENSE:
 Compensation and benefits                             322,382        244,631
 Occupancy and equipment                                25,895         17,595
 Other operating expense                               222,433        171,999
     Total noninterest expense                         570,710        434,225
     Income before income taxes                      1,412,574        768,585
PROVISION FOR INCOME TAXES                             528,104        300,000
NET INCOME                                            $884,470       $468,585

EARNINGS PER SHARE                                       $0.21       N/A

SHARES OUTSTANDING LESS UNALLOCATED ESOP             4,282,339       N/A


The accompany notes are an integral part of these statements





                       COMMUNITY FEDERAL BANCORP, INC

                          STATEMENT OF CASH FLOWS

                         DECEMBER 31, 1996 AND 1995


                                                          1996           1995
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                             $884,470       $468,585
 Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                         17,109         13,391
     Deferred loan fees                                    5,411         24,117
     Accreation of discounts, net                        (14,824)       (28,363)
     Amortization of Unearned Compensation                89,091              0
     Provision for loan losses                             5,000         10,000
     Gain on sale of securities, net                           0        (33,360)
     Gain on Sale of REO                                       0        (15,119)
     Changes in assets and liabilities:
     Increase (Decrease) in other asset s                347,713       (172,802)
     Increase in interest and dividends receivable       120,578        112,297
     Decrease (Increase) in other liabilities         (1,027,243)       461,820
      Total adjustments                                 (457,165)       371,981
      Net cash provided by operating activities          427,305        840,566
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of Real Estate Owned                       0        190,000
 Proceeds from maturities of securities                1,496,955      1,500,000
 Proceeds from sales of securities                             0        388,240
 Principal collections and maturities on mortgage-
   backed and related securities                       1,891,571        887,518
 Net change in REO                                             0         (2,031)
 Purchase of property and equipment                       (2,273)             0
 Loan (originations) and principal repayments, net    (3,717,945)    (5,090,900)
 Purchase of securities                                  (18,300)       (19,000)
      Net cash used by investing activities             (349,992)    (2,146,173)
CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase (decrease) in customer deposits, net          (588,011)     4,447,103
 Dividends paid                                         (321,176)             0
 (Decrease) increase in advances from borrowers for
   taxes and insurance                                  (306,013)      (309,064)
 Net change in FHLB advances                           1,500,000              0
      Net cash provided by financing activities          284,800      4,138,039
      Net increase in cash and cash equivalents          362,113      2,832,432
CASH AND CASH EQUIVALENTS, beginning of year           4,205,679      2,895,100
CASH AND CASH EQUIVALENTS, end of period              $4,567,792     $5,727,532


The accompanying notes are an integral part of these statements


                 COMMUNITY FEDERAL BANCORP, INC.

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

   Community Federal Bancorp, Inc. (The "Company") was incorporated in the State of Delaware on November 22, 1995, for the purpose of becoming a holding company to own all of the outstanding capital stock of Community Federal Savings Bank (the "Bank"), an existing Stock Bank which was 100% owned by Community Federal Mutual Holding Company (the "MHC"). Upon the conversion from a federally chartered mutual holding company form of organization to a federally chartered stock savings association (the "Conversion"), the MHC was dissolved.

   The accompanying unaudited condensed consolidated financial statements as of December 31, 1996, and for the three month period then ended, include the accounts of the Company and the Bank. All significant intercompany transactions and accounts have been eliminated in consolidation.

    The condensed consolidated financial statements were prepared by the company without an audit, but in the opinion of management, reflect all adjustments necessary for the fair presentation of financial position and results of operations for the three month period ended December 31, 1996 and 1995. Results of operations for the current interim period are not necessarily indicative of results expected for the fiscal year ended September 30, 1997. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange commission, management believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended September 30, 1996. The accounting policies followed by the Bank are set forth in the summary of significant accounting policies in the Bank's September 30, 1996 consolidated financial statements.

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

3.  PRO FORMA EARNINGS PER SHARE

    Earnings per share for the three months ended December 31, 1996 has been computed based on the weighted average number of shares of common stock, less any unallocated ESOP shares, which were outstanding during the three month periods ended December 31, 1996.



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

Comparisons of Financial Conditions at December 31, 1996 and
September 30, 1996

Total assets increased by $2 million, or 1.0%, from $204 million at September 30, 1996 to $206 million at December 31, 1996. The increase in total assets was primarily attributed to a $3.7 million increase in loans receivable and a$1.6 million decrease in investments.

Equity increased $1.8 million over the prior year as a result of the $1.2 million increase in unrealized gains on securities available for sale and the net income for the quarter ended
December 31, 1996 of $884,000.

Comparison of Results of Operations for the Three Months Ended
December 31, 1996 and 1995

The company reported net income for the three months ended
December 31, 1996 of $884,000 as compared to $469,000 for the three months ended December 31, 1995. The increase in income for the three months ended December 31, 1996 was due mainly to an increase in net interest income.

Net Interest Income

Net interest income for the three months ended December 31, 1996 amounted to $1.9 million as compared to $1.1 million for the three months ended December 31, 1995. Total interest income increased $680,000 during the quarter ended December 31, 1996 as compared to the same three month period of the prior year. This increase resulted primarily from increased interest and fees on the higher average balance in loans and mortgage backed and related securities. Total interest expense decreased only slightly during the first quarter of 1997 compared to the same three month period of the previous year.

Provision for Loan Losses

A $5,000 provision for loan losses was made during the first quarter of 1997 to correspond with the volume in the mortgage and consumer loan portfolio, compared to a $10,000 provision for loan losses during the comparable 1995 first quarter. This adjustment reflects management's estimates which took into account historical experience, the amount of nonperforming assets, and general economic condition. Total nonperforming assets at December 31, 1996 were $654,000 compared to $517,000 at December 31, 1995. The allowance for loan losses at December 31, 1996 was $575,000 compared to $562,000 at December 31, 1995.

Noninterest Income

Noninterest income decreased $25,000 from $91,000 for the three months ended December 31, 1995 to $66,000 for the three months ended December 31, 1996.

Noninterest Expense

Noninterest expense increase $136,000 from $434,000 for the three months ended December 31, 1995 to $570,000 for the three months ended
December 31, 1996. Cheif reasons for the increase were the increase in compensation expense associated with the Employee Stock Ownership plan ("ESOP") and the additional staffing of the consumer lending department.

Provision for Income Tax

Income tax expense for the three months ended December 31, 1996 increased $228,000 to $528,000 as compared to income tax expense of $300,000 for the three months ended December 31, 1995. This increase is the result of the increase in income before income taxes.

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

The Bank is required to maintain certain levels of regulatory capital. At December 31, 1996, the Bank was in compliance with all regulatory capital requirements.






                      PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

From time to time, the Company and any subsidiaries may be a party to various legal proceedings incident to its or their business. At December 31, 1996, there were no legal proceedings to which the Company or any subsidiary was a party, or to which any of their property was subject, which were expected by management to result in a material loss.


Item 2.  Changes in Securities

         None


Item 3. Defaults Upon Senior Securities

        None


Item 4. Submission of Matters to a Vote of Security Holders

        None


Item 5. Other Information

        Not applicable


Item 6. Exhibits and Reports on Form 8-K

        Not applicable





  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






Date:     February 14, 1996                   (S)  Jim Ingram
                                               Jim Ingram, President
                                               and Chief Executive Officer

Date:     February 14, 1996                   (S)  Sherry McCarty
                                               Sherry McCarty, Controller
                                               and Principal Financial Officer
COMMUNITY FEDERAL BANCORP,INC.