Form 10-Q
period 1997-03-31
COMMUNITY FEDERAL BANCORP INC
filed 1997-05-15
CIK 1004524

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON D.C. 20549


FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 1997


Commission File Number:   0-27930

              Community Federal Bancorp, Inc.
(Exact name of registrant as specified in its charter)


               Delaware                       64-086536
     (State or other jurisdiction          (I.R.S. Employer
    Of incorporation or organization)     Identification No.)



            P.O. Box F
          333 Court Street
         Tupelo, Mississipi                       38802
       (Address of principal                   (Zip Code)
         Executive offices)


Registrant's telephone number, including
area code:                                      (601) 842-3981

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

       Class                 Outstanding at March 31, 1997
Common Stock,                      4,628,750 shares
$.01 par value











                COMMUNITY FEDERAL BANCORP, INC.


                 PART I.  FINANCIAL INFORMATION

                                                            Page


ITEM 1.  FINANCIAL STATEMENTS:

  CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL              2
    CONDITION AS OF MARCH 31, 1997 AND
    SEPTEMBER 30, 1996

  CONDENSED CONSOLIDATED STATEMENTS OF INCOME FOR             3
    THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
    AND THE SIX MONTHS ENDED MARCH 31, 1997 AND 1996

  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS             4
    FOR THE SIX MONTHS ENDED MARCH 31, 1997 AND 1996

  THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
    FURNISHED HAVE NOT BEEN AUDITED BY INDEPENDENT
    CERTIFIED PUBLIC ACCOUNTANTS, BUT REFLECT, IN
    THE OPINION OF MANAGEMENT,ALL ADJUSTMENTS
    NECESSARY FOR A FAIR PRESENTATION OF FINANCIAL
    CONDITION AND THE RESULTS OF OPERATIONS FOR
    THE PERIODS PRESENTED

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF             7
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                  PART II.  OTHER INFORMATION

OTHER INFORMATION                                          10

SIGNATURES                                                 12









            Part I. Financial Information
            Item 1. Financial Statements

           COMMUNITY FEDERAL BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                       ASSETS
                                                       March 31,   September 30,
                                                         1997          1996

CASH AND CASH EQUIVALENTS                              $4,563,848     $4,205,679

SECURITIES AVAILABLE FOR SALE, at fair value           70,645,368     75,111,784

SECURITIES HELD TO MATURITY,
  fair values of $4,518,634 and
  $4,625,305, respectively                              4,613,066      4,755,702

LOANS RECEIVABLE, net                                 123,243,090    117,630,885

PREMISES AND EQUIPMENT                                  1,603,739        607,267

OTHER ASSETS                                            1,380,010      1,705,625
     Total assets                                    $206,049,122   $204,016,942


        LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     March 31,   September 30,
                                                       1997          1996

DEPOSITS                                           $131,941,156   $131,740,433

OTHER LIABILITIES                                     5,042,153      5,137,613
      Total liabilities                             136,983,309    136,878,046

STOCKHOLDERS' EQUITY:
 Preferred stock, no par, no shares issued,
   2,000,000 authorized                                       0              0
 Common stock, par $.01 per share, 4,628,750
   issued and outstanding, 10,000,000 authorized         46,288         46,288
 Additional paid-in capital                          45,087,259     45,006,311
 Retained earnings                                   23,640,006     22,511,930
 Unrealized gain on securities
   available for sale, net                            3,647,800      3,038,477
 Unearned ESOP compensation                          (3,355,540)    (3,464,110)
   Total stockholders' equity                        69,065,813     67,138,896
   Total liabilities and stockholders' equity      $206,049,122   $204,016,942


       The accompanying notes are an integral part of these statements


           COMMUNITY FEDERAL BANCORP, INC.

     CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                    Three Months               Six Months
                                   Ended March 31,           Ended March 31,

                                    1997      1996          1997         1996
INTEREST INCOME:
Interest and fees on loans     $2,417,154  $2,119,422   $4,780,756   $4,133,769
Interest and dividends            355,271     514,848      765,154      945,540
  on securities
Interest on mortgage-backed
  and related securities          833,976     488,021    1,660,179    1,660,180
Total interest income           3,606,401   3,122,291    7,206,088    6,739,489

INTEREST EXPENSE:
Interest on deposits            1,627,248   1,837,306    3,293,192    3,621,032
Other interest expense             21,348       3,646       32,819       18,936
Total interest expense          1,648,596   1,840,952    3,326,011    3,639,968

PROVISION FOR LOAN LOSSES           5,000       5,000       10,000       15,000
Net interest income after
  provision for loan losses     1,952,805   1,276,339    3,870,077    3,084,521

NONINTEREST INCOME:
Deposit fees                       18,729      10,940       40,365       21,490
Loan servicing fees                63,299      24,066      103,752       43,587
Other income                       17,916      30,363       21,838       72,321
Total noninterest income           99,944      65,369      165,956      137,398

NONINTEREST EXPENSE:
Compensation and benefits         373,791     263,468      696,173      508,099
Occupancy and equipment            28,264      70,729       54,159      113,415
Other operating expense           231,070     164,112      453,503      311,020
Total noninterest expense         633,125     498,309    1,203,835      932,534
Income before income taxes      1,419,624     843,399    2,832,198    2,289,385
PROVISION FOR INCOME TAXES        531,686     316,200    1,059,790      616,200
NET INCOME                       $887,938    $527,199   $1,772,408   $1,673,185

EARNINGS PER SHARE                  $0.21       $0.11        $0.41        $0.36

SHARES OUTSTANDING LESS
  UNALLOCATED ESOP              4,282,339   4,628,750    4,282,339    4,628,750


     The accompanying notes are an integral part of these statements





                           COMMUNITY FEDERAL BANCORP, INC.

                                STATEMENT OF CASH FLOWS

                                MARCH 31, 1997 AND 1996

                                                       1997           1996
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                         $1,772,408       $995,784
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Depreciation                                        34,218         40,693
   Deferred loan fees                                   9,240         49,639
   Accreation of discounts, net                       (18,664)      (274,874)
   Amortization of Unearned Compensation              189,518              0
   Provision for loan losses                           10,000         15,000
   Gain on sale of securities, net                      2,617        (53,711)
   Changes in assets and liabilities:
   Decrease in prepaid taxes                                0         44,212
   Increase (Decrease) in other assets                222,678       (238,739)
   Increase in interest and dividends
     receivable                                       102,937         55,450
   Decrease (Increase) in other liabilities        (1,414,092)        86,340
   Total adjustments                                 (861,548)      (275,990)
   Net cash provided by operating activities          910,860        719,794
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of Real Estate Owned                     0          1,000
Proceeds from maturities of securities              1,505,051      5,658,184
Proceeds from sales of securities                   2,990,156      1,454,596
Principal collections and maturities on
  mortgage-backed and related securities            3,788,667        201,909
Purchase of property and equipment                 (1,030,690)       (13,679)
Loan (originations) and principal
  repayments, net                                  (5,631,445)    (9,450,278)
Purchase of securities                             (3,045,575)    (4,076,791)
   Net cash used by investing activities           (1,423,836)    (6,225,059)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in customer deposits, net         200,723     (3,880,797)
Dividends paid                                       (644,333)             0
(Decrease) increase in advances from
  borrowers for taxes and insurance                  (185,245)      (193,932)
Net change in FHLB advances                         1,500,000     (1,000,000)
Net proceeds from issuance of common stock                  0     41,376,814
   Net cash provided by financing activities          871,145     36,302,085
   Net increase in cash and cash equivalents          358,169     30,796,820
CASH AND CASH EQUIVALENTS, beginning of year        4,205,679      2,895,100
CASH AND CASH EQUIVALENTS, end of period           $4,563,848    $33,691,920


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

The accompanying unaudited condensed consolidated financial statements as of March 31, 1997, and for the three and six month periods then ended, include the accounts of the Company and the Bank. All significant intercompany transactions and accounts have been eliminated in consolidation.

The condensed consolidated financial statements were prepared by the company without an audit, but in the opinion of management, reflect all adjustments necessary for the fair presentation of financial position and results of operations for the three and six month periods ended March 31, 1997 and 1996. Results of operations for the current interim period are not necessarily indicative of results expected for the fiscal year ended September 30, 1997. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange commission, management believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended September 30, 1996. The accounting policies followed by the Bank are set forth in the summary of significant accounting policies in the Bank's September 30, 1996 consolidated financial statements.

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


The Management Recognition and Retention Plan Trust and the Stock Option Plan (the "Plans") were approved by shareholders and will be effective April 1, 1997. Under the Management Recognition and Retention Plan, employees and directors could be awarded an aggregate amount of shares of common stock equal to 4% of the shares issued in the Conversion (185,150 shares of common stock) and under the Stock Option Plan, employees and directors could be granted options to purchase an aggregate amount of shares of common stock equal to 10% of the shares issued in the Conversion at exercise prices equal to the market price of the common stock on the date of grant.

3.  PRO FORMA EARNINGS PER SHARE

Earnings per share for the three and six months ended March 31, 1996 has been computed based on the weighted average number of shares of common stock, less any unallocated ESOP shares, which were outstanding during the three and six month periods ended March 31, 1997.


4. ACCOUNTING PRONOUNCEMENT

In June 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished.

This statements is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. The Company adopted the provisions of the Standard on January 1, 1997. Based on the Company's current operating activities, the adoption of this statement did not have an impact on the Company's financial condition or results of operations.

In February 1997, FASB issued SFAS No. 128, " Earnings per Share". This Statement establishes standards for computing and presenting earnings per share (ESP) and applies to entities with publicly held common stock or potential common stock. This Statement simplifies the standards for computing earnings per share previously found in APB Opinion No 15, Earnings per Share, and makes them comparable to international EPS standards, It replaces the presentation of primary EPS with a presentation of basic EPS and requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation denominator of the diluted EPS computation.

This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. This Statement requires restatement of all prior-period EPS data presented. The Company will adopt the Statement at fiscal year-end 1998. Basic and diluted earnings per share under SFAS No 128 would be identical to earning per share as presents in the financial statements.




Part 1
Item 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

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

Comparisons of Financial Conditions at March 31, 1997 and
September 30, 1996

Total assets increased by $2.0 million, or 1.0%, from $204 million at September 30, 1996 to $206 million at March 31, 1997. The increase in total assets was primarily attributed to a $4.6 million decrease in investments, $5.6 million increase in loans receivable and a $996,000 increase in premises and equipment.

Equity increased $1.9 million since September 30, 1996 as a result of a $600,000 increase in unrealized gain on Assets available for sale, declaration of dividends of $644,000, and $1.8 million in net income for the six month ended March 31, 1997.

Comparison of Results of Operations for the Three Months Ended
March 31, 1997 and 1996

The company reported net income for the three months ended March 31, 1997 of $874,000 as compared to $527,000 for the three months ended March 31, 1996. The increase in income for the three months ended March 31, 1997 was due mainly to an increase in net interest income.

Net Interest Income

Net interest income for the three months ended March 31, 1997 amounted to $2.0 million as compared to $1.3 million for the three months ended March 31, 1996. Total interest income increased $484,000 during the quarter ended March 31, 1997 as compared to the same three month period of the prior year. This increase resulted primarily from increased interest and fees on the higher average balance in earning assets discussed above. Total interest expense decreased 10.4% during the 2nd quarter 1997 compared to the same three month period of the previous
year.   This decrease in interest expense is attributed to the
lower average balance in deposit accounts resulting from depositors being able to withdraw from their deposit account without penalty to fund their stock purchase at the initial public offering.

Provision for Loan Losses

A $5,000 provision for loan losses was made during the second quarter of 1997 to correspond with the volume in the mortgage and consumer loan portfolio, consistent with the $5,000 provision for loan losses during the comparable 1996 second quarter. This adjustment reflects management's estimates which took into account historical experience, the amount of nonperforming assets, and general economic condition. Total nonperforming assets at March 31, 1997 were $731,000, compared to $531,000 at March 31, 1996. The allowance for loan losses at March 31, 1997 was $580,000 compared to $567,000 at March 31, 1996.


Noninterest Income

Noninterest income increased $35,000 from $65,000 for the three months ended March 31, 1996 to $100,000 for the three months ended March 31, 1997.

Noninterest Expense

Noninterest expense increased $135,000 from $498,000 for the three months ended March 31, 1996 to $633,000 for the three months ended March 31, 1997. Chief reasons for the increase were the increase in compensation expense associated with the Employee Stock Ownership plan ("ESOP").

Provision for Income Tax

Income tax expense for the three months ended March 31, 1997 increased $215,000 to $531,000 as compared to income tax expense of $316,000 for the three months ended March 31, 1996. This increase is the result of the increase in income before income taxes.

Comparisons of Results of Operations for the Six Months Ended
March 30, 1997 and 1996.

The Company reported net income for the six month ended March
1997 of $1.8 million as compared to $996,000 for the six months ended March 31, 1996. The increase was due mainly to an increase in net interest income.

Net Interest Income

Net interest income for the six months ended March 31, 1997 amounted to $3.9 million as compared to $2.4 million for the six months ended March 31, 1996. The increase resulted from growth in volume of earning assets, funded by the proceeds of the initial public offering. A $300,000 decrease in interest expense contributed to the $1.1 million increase in net interest income.

Provisions for Loan Losses

A $10,000 provisions for loan losses was made during the six months ended March 31, 1997, consistent with the $15,000 provision made during the six months ended March 31, 1996. This adjustment reflects management's estimates which took into account historical experience, the amount of nonperforming assets, and general economic conditions.

Noninterest Expense

Noninterest expense increased by $271,000 from $933,000 for the six months ended March 31, 1996 to $1.2 million for the six months ended March 31, 1997. The increase was primarily due to an increase in compensation expense associated with ESOP.

Provision for Income Tax

Income tax expense for the six months ended March 31, 1997 increased by $444,000 to $1.1 million as compared to the income tax expense of $616,000 for the six months ended March 31, 1996. This increase was due to the overall increase in income before income taxes.

Capital Resources

The Bank's primary sources of funds are customer deposits, repayments of loan principal, and interest from loans and investments. While scheduled principal repayments on loans and mortgage-backed securities are relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Bank manages the pricing of its deposits to maintain a desired deposit balance. In addition, the Bank invests in short term interest-earning assets which provide liquidity to meet lending requirements.

The Bank is required to maintain certain levels of regulatory capital. At March 31, 1997, the Bank was in compliance with all regulatory capital requirements.




                  PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, the Company and any subsidiaries may be a party to various legal proceedings incident to its or their business. At March 31, 1996, there were no legal proceedings to which the Company or any subsidiary was a party, or to which any of their property was subject, which were expected by management to result in a material loss.


Item 2. Changes in Securities

        None


Item 3. Defaults Upon Senior Securities

        None


Item 4. Submission of Matters to a Vote of Security Holders

        At the annual meeting of shareholders held on March 27, 1997, in Tupelo, Mississippi, the shareholders elected directors, approved the 1997 Stock Option Plan, approved the 1997 Management Recognition Plan and Trust, and ratified the appointment of Arthur Andersen, LLP as Community Federal's independent auditors for 1997. The following is a tabulation of all votes timely cast in person or by proxy by shareholders of Community Federal for the annual meeting:

        To elect directors to three-year terms:

        Nominee               For            Withheld

        Robert R. Black       4,004,075      107,715
        Jim Ingram            4,004,025      107,765
        L. F. Sams            4,003,625      108,165

        To approve the adoption of the 1997 Stock Option Plan:

        For         3,093,503
        Against       159,013
        Abstain        36,315

        To approve the adoption of the 1997 Management Recognition Plan and Trust:

        For         3,138,159
        Against       173,138
        Abstain        38,120

        To ratify the appointment of Arthur Andersen, LLP as Community Federal's independent auditors for 1997:

        For         4,060,190
        Against        32,900
        Abstain        18,700


Item 5. Other Information

        Not applicable


Item 6. Exhibits and Reports on Form 8-K

        Not applicable






  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                COMMUNITY FEDERAL BANCORP, INC.

Date: May 14, 1997              (S) Jim Ingram
                                Jim Ingram, President
                                and Chief Executive Officer

Date: May 14, 1997              (S) Sherry McCarty
                                Sherry McCarty, Controller
                                and Principal Financial Officer