Form 10-Q
period 1997-06-30
COMMUNITY FEDERAL BANCORP INC
filed 1997-08-14
CIK 1004524

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON D.C. 20549


FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 1997


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

       Class                 Outstanding at June 30, 1997
Common Stock,                      4,628,750 shares
$.01 par value











                COMMUNITY FEDERAL BANCORP, INC.


                 PART I.  FINANCIAL INFORMATION

                                                            Page


ITEM 1.  FINANCIAL STATEMENTS:

  CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL              2
    CONDITION AS OF JUNE 30, 1997 AND
    SEPTEMBER 30, 1996

  CONDENSED CONSOLIDATED STATEMENTS OF INCOME FOR             3
    THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
    AND THE NINE MONTHS ENDED JUNE 30, 1997 AND 1996

  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS             4
    FOR THE NINE MONTHS ENDED JUNE 30, 1997 AND 1996

  THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
    FURNISHED HAVE NOT BEEN AUDITED BY INDEPENDENT
    CERTIFIED PUBLIC ACCOUNTANTS, BUT REFLECT, IN
    THE OPINION OF MANAGEMENT,ALL ADJUSTMENTS
    NECESSARY FOR A FAIR PRESENTATION OF FINANCIAL
    CONDITION AND THE RESULTS OF OPERATIONS FOR
    THE PERIODS PRESENTED

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF             8
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                  PART II.  OTHER INFORMATION

OTHER INFORMATION                                           11

SIGNATURES                                                  12












            Part I. Financial Information
            Item 1. Financial Statements

           COMMUNITY FEDERAL BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                       ASSETS
                                                       June 30,    September 30,
                                                         1997          1996

CASH AND CASH EQUIVALENTS                              $5,681,631     $4,205,679

SECURITIES AVAILABLE FOR SALE, at fair value           69,855,016     75,111,784

SECURITIES HELD TO MATURITY,
  fair values of $4,366,661 and
  $4,625,305, respectively                              4,430,788      4,755,702

LOANS RECEIVABLE, net                                 125,609,234    117,630,885

PREMISES AND EQUIPMENT                                  2,160,467        607,267

OTHER ASSETS                                            1,298,030      1,705,625
     Total assets                                    $209,035,166   $204,016,942


        LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     June 30,    September 30,
                                                       1997          1996

DEPOSITS                                           $132,932,230   $131,740,433

OTHER LIABILITIES                                    18,717,161      5,137,613
      Total liabilities                             151,649,391    136,878,046

STOCKHOLDERS' EQUITY:
 Preferred stock, no par, no shares issued,
   2,000,000 authorized                                       0              0
 Common stock, par $.01 per share, 4,628,750
   issued and outstanding, 10,000,000 authorized         46,288         46,288
 Additional paid-in capital                          45,087,259     45,006,311
 Retained earnings                                   12,891,668     22,511,930
 Unrealized gain on securities
   available for sale, net                            5,494,967      3,038,477
 Unearned ESOP compensation                          (6,134,407)    (3,464,110)
   Total stockholders' equity                        57,385,775     67,138,896
   Total liabilities and stockholders' equity      $209,035,166   $204,016,942


       The accompanying notes are an integral part of these statements


           COMMUNITY FEDERAL BANCORP, INC.

     CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                       Three Months           Nine Months
                                      Ended June 30,         Ended June 30,

                                     1997       1996        1997          1996
INTEREST INCOME:
  Interest and fees on loans     $2,475,837  $2,186,699  $7,256,593   $6,279,311
  Interest and dividends
    on securities                   348,616     506,100   1,113,770    1,451,640
  Interest on mortgage-backed
    and related securities          801,119     814,611   2,461,298    1,797,389
        Total interest income     3,625,572   3,507,410  10,831,661    9,528,340

INTEREST EXPENSE:
  Interest on deposits            1,660,057   1,650,879   4,953,249    5,271,920
  Other interest expense            101,889                 134,708       18,936
        Total interest expense    1,761,946   1,650,879   5,087,957    5,290,856

PROVISION FOR LOAN LOSSES                 0       5,000      10,000       20,000
  Net interest income after
   provision for loan losses      1,863,626   1,851,531   5,733,704    4,217,484

NONINTEREST INCOME:
  Deposit fees                       19,146       6,530      59,511       27,554
  Loan servicing fees                57,262      43,707     161,014      120,893
  Other income                        8,634       2,759      30,472       83,104
      Total noninterest income       85,042      52,996     250,997      231,551

NONINTEREST EXPENSE:
  Compensation and benefits         663,477     343,435   1,359,650      851,534
  Occupancy and equipment            36,676      30,799      90,835       88,116
  Other operating expense           220,576     201,000     674,079      568,109
      Total noninterest expense     920,729     575,234   2,124,564    1,507,759

      Income before income taxes  1,027,939   1,329,293   3,860,137    2,941,276
PROVISION FOR INCOME TAXES          378,433     484,116   1,438,223    1,100,316
NET INCOME                         $649,506    $845,177  $2,421,914   $1,840,960

EARNINGS PER SHARE - Primary*         $0.15       $0.18       $0.56        $0.40

SHARES OUTSTANDING LESS
  UNALLOCATED ESOP                4,282,339   4,628,750   4,282,339    4,628,750


*Fully diluted income per share for the period ending June 30, 1997 was anti-dilutive.

     The accompanying notes are an integral part of these statements






           COMMUNITY FEDERAL BANCORP, INC.

               STATEMENT OF CASH FLOWS

               June 30, 1997 AND 1996
                                                         1997           1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                         $2,421,914     $1,840,961
  Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation                                      57,481         57,800
       Deferred loan fees                                11,465         66,891
       Accreation of discounts, net                     (27,073)      (592,962)
       Amortization of Unearned Compensation            594,139              0
       Provision for loan losses                         10,000         20,000
       Gain on sale of securities, net                   28,685        (53,711)
       Changes in assets and liabilities:
       Increase (Decrease) in other assets              407,595         21,322
       Increase in interest and dividends receivable          0       (221,880)
       Decrease (Increase) in other liabilities      (1,303,936)     1,239,018
        Total adjustments                              (221,644)       536,478
        Net cash provided by operating activities     2,200,270      2,377,439
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of securitie               4,986,294      9,503,608
  Proceeds from sales of securities                   5,397,466      1,454,596
  Principal collections and maturities on mortgage-
    backed and related securities                     3,968,797      3,935,595
  Purchase of property and equipment                 (1,610,681)       (13,678)
  Loan (originations) and principal repayments, net  (7,999,814)   (15,528,687)
  Purchase of securities                             (4,984,675)   (35,990,256)
         Net cash used by investing activities         (242,613)   (36,638,822)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in customer deposits, net       1,191,797     (4,055,550)
  Repurchase of stock for stock plans                (3,009,456)
  Dividends paid                                    (12,563,365)      (347,157)
  (Decrease) increase in advances from borrowers for
    taxes and insurance                                (100,681)       (96,048)
  Net change in FHLB advances                        14,000,000     (1,000,000)
  Net proceeds from issuance of common stock                  0     41,376,814
         Net cash provided by financing activities     (481,705)    35,878,059
         Net increase in cash and cash equivalents    1,475,952      1,616,676
CASH AND CASH EQUIVALENTS, beginning of year          4,205,679      2,895,100
CASH AND CASH EQUIVALENTS, end of period             $5,681,631     $4,511,776


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

The accompanying unaudited condensed consolidated financial statements as of June 30, 1997, and for the three and nine month periods then ended, include the accounts of the Company and the Bank. All significant intercompany transactions and accounts have been eliminated in consolidation.

The condensed consolidated financial statements were prepared by the company without an audit, but in the opinion of management, reflect all adjustments necessary for the fair presentation of financial position and results of operations for the three and nine month periods ended June 30, 1997 and 1996. Results of operations for the current interim period are not necessarily indicative of results expected for the fiscal year ended September 30, 1997. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange commission, management believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended September 30, 1996. The accounting policies followed by the Bank are set forth in the summary of significant accounting policies in the Bank's September 30, 1996 consolidated financial statements.

2.  STOCK CONVERSION

On March 25, 1996, the Conversion to a federally chartered stock savings bank through amendment of its charter, dissolution of the MHC, and issuance of common stock to the company was completed. Related thereto, the Company sold 4,628,750 shares of common stock, par value $.01 per share, at an initial price of $10 per share in subscription and community offerings. Costs associated with the Conversion were approximately $1,300,000 including underwriting fees. These conversion costs were deducted from the gross proceeds of the sale of the common stock.

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


The Management Recognition and Retention Plan Trust and the Stock Option Plan (the "Plans") were approved by shareholders and were effective April 1, 1997. Under the Management Recognition and Retention Plan, employees and directors could be awarded an aggregate amount of shares of common stock equal to 4% of the shares issued in the Conversion (185,150 shares of common stock) and under the Stock Option Plan, employees and directors could be granted options to purchase an aggregate amount of shares of common stock equal to 10% of the shares issued in the Conversion at exercise prices equal to the market price of the common stock on the date of grant.

3.  PRO FORMA EARNINGS PER SHARE

Earnings per share for the three and nine months ended June 30, 1996 has been computed based on the weighted average number of shares of common stock, less any unallocated ESOP shares, which were outstanding during the three and nine month periods ended June 30, 1997.

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

In June 1997, FASB issued SFAS No. 130, "Reporting of Comprehensive Income". This Statement established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of financial statements. This statement also requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in financial statement that is displayed with the same prominence as other financial statements.

This Statement is effective for fiscal years beginning after December 15, 1997. Earlier application is permitted.
Reclassification of financial statements for earlier periods provided for comparative purposes is required.

In June 1997, FSAB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. This Statement also establishes standards for related disclosures about products and services, geographic areas, and major customers. This Statement requires the reporting of financial and descriptive information about an enterprise's reportable operating segments.

This Statement is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application comparative information for earlier years is to be restated.



Part 1
Item 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

On March 25, 1996, The "Company" completed the sale of 4,628,750 shares of its common stock in an initial public offering at a price of $10.00 and simultaneously acquired the shares of common stock of Community Federal Savings Bank (the "Bank") in connection with the mutual to stock conversion (the "Conversion"). Costs associated with the conversion were approximately $1,300,000. Prior to March 25, 1996, the Company had not issued any stock, had no assets or liabilities, and had not engaged in any business activities other than of an organizational nature. Accordingly, the financial data for periods prior to March 24, 1996 included herein reflect the operations of the Bank only.

Comparisons of Financial Conditions at June 30, 1997 and
September 30, 1996

Total assets increased by $5.0 million, or 2.5%, from $204 million at September 30, 1996 to $209 million at June 30, 1997. The increase in total assets was primarily attributed to an $8 million increase in loans receivable and a $1.5 million increase in premises and equipment, as a result of the construction of a second branch, offset by a $5.6 million decrease in investments.

Equity decreased $10.1 million since September 30, 1996 as a result of the declaration of a regular and a special dividend of $11.9 million, the purchase of stock for the benefit plans of $3.0 million, offset by a $2.5 million increase in unrealized gain on securities available for sale and a $2.4 million in net income for the nine months ended June 30, 1997. Other liabilities increased $13.6 million, primarily due to increased FHLB borrowings to fund the increase in assets and equity reductions.

Comparison of Results of Operations for the Three Months Ended
June 30, 1997 and 1996

The company reported net income for the three months ended June 30, 1997 of $650,000 as compared to $845,000 for the three months ended June 30, 1996. The decrease in income for the three months ended June 30, 1997 was due primarily to a $345,000 increase in noninterest expense offset by an increase of $32,000 in noninterest income and a decrease in income tax expense of $106,000.

Net Interest Income

Net interest income for the three months ended June 30, 1997 amounted to $1.9 million the same figure as reported for the three months ended June 30, 1996. Total interest income increased $118,000 during the quarter ended June 30, 1997 as compared to the same three month period of the prior year. This increase resulted primarily from increased interest and fees on the higher average balance in earning assets discussed above. Total interest expense increased $111,000 during the quarter ended June 30, 1997 compared to the same three month period of
the previous year.   This increase in interest expense was
primarily attributed to the increase in FHLB Advances which are included in other liabilities in the accompanying Consolidated Statements of Financial Condition.

Provision for Loan Losses

No provision for loan losses was made during the third quarter of 1997, as compared to the $5,000 provision for loan losses during the comparable 1996 third quarter. Such adjustments reflect management's estimates which took into account historical experience, the amount of nonperforming assets, and general economic condition. Total nonperforming assets at June 30, 1997 were $633,000, compared to $812,000 at June 30, 1996. The allowance for loan losses at June 30, 1997 was $580,000 compared to $572,000 at June 30, 1996.

Noninterest Income

Noninterest income increased $32,000 from $53,000 for the three months ended June 30, 1996 to $85,000 for the three months ended June 30, 1997. This increase was primarily due to fee income on the increased volume of loan originations and the increased volume of now accounts.

Noninterest Expense

Noninterest expense increased $346,000 from $575,000 for the three months ended June 30, 1996 to $921,000 for the three months ended June 30, 1997. The primary reason for the increase was the $320,000 increase in compensation expense associated with the Benefit Plans of which approximately $140,000 of that increase was associated with the special dividend that was paid on the undistributed shares in the Management Recognition Plan.

Provision for Income Tax

Income tax expense for the three months ended June 30, 1997 decreased $106,000 to $378,000 as compared to income tax expense of $484,000 for the three months ended June 30, 1996. This decrease was the result of the decrease in income before income taxes.

Comparisons of Results of Operations for the Nine Months Ended
June 30, 1997 and 1996.

The Company reported net income for the nine months ended June 30, 1997 of $2.4 million as compared to $1.8 million for the nine months ended June 30, 1996. The increase was due primarily to a $1.5 million increase in net interest income offset by a $617,000 increase in noninterest expense and a $338,000 increase in income tax expense.

Net Interest Income

Net interest income for the nine months ended June 30, 1997 amounted to $5.7 million as compared to $4.2 million for the nine months ended June 30, 1996. The increase resulted from growth in volume of earning assets, funded by the proceeds of the initial public offering and FHLB Advances. A $203,000 decrease in interest expense contributed to the $1.5 million increase in net interest income.

Provisions for Loan Losses

A $10,000 provision for loan losses was made during the nine months ended June 30, 1997, as compared to the $20,000 provision made during the nine months ended June 30, 1996. This adjustment reflects management's estimates which took into account historical experience, the amount of nonperforming assets, and general economic conditions.

Noninterest Expense

Noninterest expense increased by $617,000 from $1.5 million for the nine months ended June 30, 1996 to $2.11 million for the nine months ended June 30, 1997. The increase was primarily due to an increase of $508,000 in compensation expense associated with the Benefit Plans of which $140,000 of that increase was associated with the special dividend that was paid on the undistributed shares in the Management Recognition Plan.

Provision for Income Tax

Income tax expense for the nine months ended June 30, 1997 increased by $338,000 to $1.4 million as compared to the income tax expense of $1.1 million for the nine months ended June 30, 1996. This increase was due to the overall increase in income before income taxes.

Capital Resources

The Bank's primary sources of funds are customer deposits, FHLB advances, repayments of loan principal, and interest from loans and investments. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Bank manages the pricing of its deposits to maintain a desired deposit balance. In addition, the Bank invests in short term interest-earning assets which provide liquidity to meet lending requirements. At June 30, 1997, the Bank's liquidity, as measured for regulatory purposes was 13.58%.

The Savings Bank is required to maintain a specified amount of capital pursuant to the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") and regulations promulgated thereunder by the OTS. The capital standards generally require the maintenance of regulatory capital sufficient to meet a tangible capital requirement, a core capital requirement and a risk-based capital requirement. At June 30, 1997, the Savings Banks's tangible and core capital totaled $41.4 million, or 22.0% of adjusted total assets, which exceeded the respective minimum requirements at that date by approximately
$38.5 million and $35.7 million, respectively , or 20.5% and 19.0% of total assets, respectively. The Savings Bank's risk-based capital totaled $41.9 million at June 30, 1997, or 46.7% of risk-weighted assets, which exceeded the current requirement of 8.0% by approximately $34.8 million, or 38.7% of risk-weighted assets.





                  PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, the Company and any subsidiaries may be a party to various legal proceedings incident to its or their business. At June 30, 1997, there were no legal proceedings to which the Company or any subsidiary was a party, or to which any of their property was subject, which were expected by management to result in a material loss.


Item 2. Changes in Securities

        None


Item 3. Defaults Upon Senior Securities

        None


Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 6. Exhibits and Reports on Form 8-K

        Reports on Form 8-K during the quarter ended June 30,
        1997

        1. On May 5, 1997 the Company filed a current report on Form 8-K announcing the declaration of a one time special dividend of $2.50 per share.



                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       COMMUNITY FEDERAL BANCORP,INC.

Date:    August 13, 1997                    (S) Jim Ingram
                                            Jim Ingram, President
                                            and Chief Executive Officer

Date:    August 13, 1997                    (S) Sherry McCarty
                                            Sherry McCarty, Controller
                                            and Principal Financial Officer