Form 10-K
period 1997-09-30
COMMUNITY FEDERAL BANCORP INC
filed 1997-12-29
CIK 1004524

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON D.C.  20549
                             FORM 10-K

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
       OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
           FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997

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

The registrant's revenues for its most recent fiscal year were $3,036,523.

The aggregate market value of the registrant's outstanding common stock held by non-affiliates of the registrant at December 12, 1997 was approximately $75,698,000 (based on 3,784,918 shares at the most recent trading price of which management was aware ($20.00 on December 12, 1997) (for this purpose, the registrant's directors and executive officers and stock benefit plans and trusts have not been deemed to be non-affiliates).

The total number of outstanding shares of the registrant's common stock at September 30, 1997 was 4,628,750.

Transitional small business disclosure format: No.

                DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant's 1997 Annual
Meeting of Stockholders (the "Proxy Statement") are incorporated by reference in Part III of this form.

ITEM 1.--DESCRIPTION OF BUSINESS

General

The Community Federal Bancorp, Inc. (the "Company") was incorporated under the laws of the State of Delaware in November 1995 at the direction of management of Community Federal Savings Bank (the "Savings Bank") for the purpose of serving as a savings institution holding company of the Savings Bank upon the acquisition of all of the capital stock issued by the Savings Bank upon the Conversion. Before the Conversion, the Company did not engage in any material operations. After the Conversion, the Company's principal assets have been the outstanding capital stock of the Savings Bank, a portion of the net proceeds of the Conversion and a note receivable from the Company's Employee Stock Ownership Plan ("ESOP"), and the Company's principal business has been the business of the Savings Bank.

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

The Company's executive offices are located at 333 Court Street, Tupelo, Mississippi 38802, and its telephone number is (601)
842-3981.

The Savings Bank is a federally chartered savings bank that was organized on August 25, 1994 as a subsidiary of the Mutual Holding Company. The Savings Bank and its predecessors have conducted business in Tupelo, Mississippi and surrounding communities through an office in downtown Tupelo since 1933 and a new branch office located on West Main Street in Tupelo, since September 1997. At September 30, 1997, the Company had $215.9 million of total assets, $157.4 million of total liabilities, including $132.7 million of deposits, and $58.6 million of equity.

The Savings Bank is primarily engaged in attracting deposits from the general public and using that and other available sources of funds to originate loans secured by one- to four-family residences (one-to-four family units) primarily located in its Primary Market Area. Such loans amounted to $108.2 million or 85% of the Savings Bank's total net loan portfolio, at September 30, 1997. To a lesser extent, the Savings Bank originates other mortgage loans secured by multi-family and non-residential real estate, which amounted to $7 million or 5.5% of the total net loan portfolio, at September 30, 1997 and construction loans for one-to-four family and multi-family residences which amounted to $3 million or 2.3% of the Savings Bank's total net loan portfolio as of that same date. In addition, the Savings Bank also originates loans to local businesses and automobile loans to individuals. As of September 30, 1997, the commercial loans amounted to $7 million or 5.5% of the Savings Bank's total net loan portfolio. The automobile loans together with loans secured by savings accounts and other consumer loans had a total balance of $4.5 million or 3.6% of the Savings Bank's total net loan portfolio as of September 30, 1997. The Savings Bank also has an investment portfolio consisting of mortgage-backed securities which are insured by federal agencies, and collateralized mortgage obligations, U.S. government and agency obligations, obligations of the State of Mississippi and its political subdivisions, mutual funds and FHLB, FNMA, and FHLMC stock. As of September 30, 1997, the carrying value of investments that management has the intent and ability to hold until maturity was $4.2 million and the carrying value of investments that were available for sale was $74 million. In addition, as of that same date, the Savings Bank's aggregate cash and interest-bearing deposits in other banks totaled $5.4 million.

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

Since the enactment of FIRREA in 1989, a savings association generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. At September 30, 1997, the Savings Bank's loans-to-one borrower limit was $6.9 million and its five largest loans or groups of loans-to-one borrower, including related entities, were $1.9 million, $1.7 million, $1.4 million, $1.3 million, and $956,000. Each of these loans is secured by real estate, a substantial portion of which is rental property. All of these loans or groups of loans were performing in accordance with their terms at September 30, 1997.

Loan Portfolio Composition. The following table sets forth the composition of the Savings Bank's loan portfolio by type of loan at the dates indicated:


                                          September 30,
                                1997           1996            1995

                           Amount    %     Amount    %     Amount    %
Mortgage Loans:
One-to-four family res.   108,628  85.31  102,021  86.73   86,716  88.50
Multi-family and non-res.   6,082   4.77    7,165   6.09    5,946   6.07
Construction loans          3,148   2.47    3,337   2.84    3,310   3.38
  Total mortgage loans    117,858  92.55  112,523  95.66   95,972  97.94

Commercial Loans            7,332   5.76    3,253   2.77    1,537   1.57

Consumer Loans:
Automobile                    815    .64    1,318   1.12    1,072   1.09
Savings accounts              982    .77    1,369   1.15    1,052   1.07
Other                       2,764   2.17    1,524   1.30      529   0.54
  Total consumer loans      4,561   3.58    4,211   3.57    2,653   2.71
  Total loans             129,751 101.89  119,987 102.00  100,162 102.22

Less:
Loans in process            1,388   1.09    1,356   1.15    1,279   1.31
Unearned discounts
 and net deferred
 loan origination fees        438    .34      428   0.36      343   0.35
Allowance for loan losses     590    .46      572   0.49      552   0.56
  Loans receivable, net   127,335 100.00  117,631 100.00   97,988 100.00


                                        September 30,
                                     1994             1993
                                Amount     %     Amount     %
Mortgage Loans:
One-to-four family res.         75,811   89.97   75,246   89.13
Multi-family and non-res.        6,728    7.98    6,675    7.91
Construction loans               1,120    1.33      686    0.81
  Total mortgage loans          83,659   99.28   82,607   97.85

Commercial Loans                     0    0.00        0    0.00

Consumer Loans
Automobile                         720    0.85    1,533    1.82
Savings accounts                 1,108    1.32    1,328    1.57
Other                                0    0.00        0    0.00
  Total consumer loans           1,828    2.17    2,861    3.39
  Total loans                   85,487  101.45   85,468  101.24

Less:
Loans in process                   429    0.51      302    0.36
Unearned discounts and
 net deferred loan
 origination fees                  267    0.32      237    0.28
Allowance for loan losses          522    0.62      500    0.60
  Loans receivable, net         84,269  100.00   84,429  100.00



Contractual Principal Repayments and Interest Rates. The following table sets forth certain information at September 30, 1997 regarding the dollar amount of loans maturing in the Savings Bank's portfolio, based on the contractual terms to maturity, before giving effect to net items. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year.

                          Over     Over    Over    Over
                        3 Months 6 Months 1 Year  3 Years
               3 Months  Through  Through Through Through  Over
               or Less  6 Months  1 Year  3 Years 5 Years 5 Years  Total
                                       (In thousands)
Mortgage Loans
 Adjustable                           11      26    479   59,977  60,493
 Fixed          1,559     1,185    1,004   1,424  2,557   49,636  57,365

Consumer          819       917      736   1,142    854       93   4,561

Commercial        334     1,087      254     515  1,861    3,281   7,332
         Total  2,712     3,189    2,005   3,107  5,751  112,987 129,751


The following table sets forth the dollar amount of all loans, before net items, due after one year from September 30, 1997 which have fixed interest rates or which have adjustable interest rates.


                                    Fixed    Adjustable
                                    Rates       Rates     Total
                                          (In thousands)

One-to-four family residential      49,130     58,887    108,017
Multi-family and non-residential     4,487      1,595      6,082
Consumer                             2,089          0      2,089
Commercial                           4,834        823      5,657
      Total                         60,540     61,305    121,845


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

The Savings Bank originates substantially all of the mortgage loans in its portfolio and holds them until maturity. In fiscal 1994 and 1993, the Savings Bank purchased $900,000 and $1 million of automobile loans, respectively, to diversify its loan portfolio and to shorten the term of its average contractual maturity. It had no purchases of consumer or other loans in fiscal 1997, 1996, or 1995, but has instead established a consumer lending department which originated $5.6 million and $5.3 million of consumer loans in fiscal 1997 and 1996, respectively. It also began offering commercial loans during fiscal 1996 and originated $6.0 million and $2.1 million of commercial loans during 1997 and 1996, respectively. During this three-year period, the Savings Bank had loan sales of $697,975 consisting of first mortgage loans with terms of 30 years and secured by one-to-four family residences.

During the 1980s, the Savings Bank sold a small percentage of the mortgage loans it originated to FNMA but retained the servicing on such loans. The Savings Bank no longer actively sells loans with servicing rights retained. As a result, the servicing portfolio has decreased from $5.7 million at September 30, 1993 to $1.5 million at September 30, 1997 due to principal repayments. See Note 5 of the Notes to Financial Statements.

The following table shows total loans originated, loan
reductions, and the net increase in Community's loan portfolio during the periods indicated:
                                             Year Ended September 30,
                                               1997      1996     1995
                                                    (In thousands)

Loan Originations:
One-to-four family residential               $27,320   $34,978  $19,673
Multi-family and nonresidential                   49       263        0
Construcion                                    4,554     8,199    5,478
Commercial                                     5,968     2,149    1,608
Consumer                                       5,642     5,345    3,425
Total loans originated                        43,533    50,934   30,184

Purchases                                          0       372        0
Total loans originated and purchased          43,533    51,306   30,184

Sales and Loan Principal Repayments:
Loans sold proceeds                            1,060         0      220
Loan repayments                               32,580    31,629   17,201
Total loans sold proceeds and loan
  principal repayments                        33,640    31,629   17,421
Loan originations (repayments), net            9,893         0   12,763
Increase (decrease) due to other items, net     (189)      (34)     956
Net increase (decrease) in net loan portfolio $9,704   $19,643  $13,719


                                         Year Ended September 30,

                                                 1994     1993
                                                (In thousands)
Loan Originations:
One-to-four family residential                 $20,821   $22,643
Multi-family and nonresidential                  2,062       544
Construction                                     1,346     1,137
Commercial                                           0         0
Consumer                                           905     1,502
Total loans originated                          25,134    25,862

Purchases                                          900     1,000
Total loans originated and purchased            26,034    26,826

Sales and Loan Principal Repayments:
Loans sold proceeds                                130         0
Loan repayments                                 26,243    26,826
Total loans sold proceeds and loan
 principal repayments                           26,373    26,649
Loan originations (repayments), net               (339)      177
Increase (decrease) due to other items, net        179      (405)
Net increase (decrease) in net loan portfolio $   (160) $   (228)



One-to-Four Family Residential Loans. The primary lending activity of the Savings Bank is the origination of loans secured by first mortgage liens on one-to-four family residences. At September 30, 1997, $108.2 million or 85% of the Savings Bank's total net loan portfolio consisted of one-to-four family first mortgage residential loans. As of such date the average balance of the Savings Bank's one-to-four family mortgage loans was $106.5 million.

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

The Savings Bank offers fixed-rate one-to-four family residential loans with terms up to 15 years. Such loans are amortized on a monthly basis with principal and interest due each month and customarily include "due-on-sale" clauses. While the Savings Bank reserves the right to enforce such a clause in any case, it has been its practice to waive the clause in most cases. As of September 30, 1997, approximately 99.7% of all of the Savings Bank's mortgage loan portfolio consisted of conventional loans; the remainder is loans insured by the Federal Housing Administration or partially guaranteed by the Department of Veterans Affairs.

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

Since 1982, the Savings Bank has been offering adjustable-rate loans in order to decrease the vulnerability of its operations to changes in interest rates. All of the adjustable-rate mortgage loans in its portfolio have interest rates that adjust on an annual basis. The demand for adjustable-rate loans in the Savings Bank's primary market area has been a function of several factors, including the level of interest rates, the expectations of changes in the level of interest rates and the difference between the interest rates offered for fixed-rate loans and adjustable-rate loans. The relative amount of fixed rate and adjustable-rate residential loans that can be originated at any time is largely determined by the demand for each in a competitive environment. As interest rates fluctuated since 1982, the demand for fixed- and adjustable-rate loans has changed as the Savings Bank's customers have preferred adjustable rates in a high interest-rate environment and fixed-rate loans as interest rates decreased. In order to continue to increase and then to maintain a high percentage of adjustable-rate one-to-four family residential loans, the Savings Bank has offered various forms of adjustable-rate loans and in some cases has purchased mortgage-backed securities and CMOs collateralized by adjustable-rate mortgage loans. As a result, at September 30, 1997, $60 million, or 55.5%, of the one-to-four family residential loans in the Savings Bank's loan portfolio (before net items) consisted of adjustable-rate loans.

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

Due to the generally lower rates of interest prevailing in recent periods, the Savings Bank's ability to originate adjustable-rate loans has decreased as consumer preference for fixed-rate loans has increased. However, the Savings Bank has continued to originate adjustable-rate one-to-four family residential loans during this period by offering an adjustable-rate loan with an origination fee but no points and only minimal closing costs. As a result, even as consumer preference for such loans decreased, adjustable-rate mortgage loans represented $12 million or 44% of the Savings Bank's total originations of one-to-four family residential loans during the year ended September 30, 1997 as compared to 41% and 65% of such originations for the years ended September 30, 1996 and 1995, respectively.

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

Non-Residential Real Estate and Multi-Family Residential Loans.
At September 30, 1997, $7 million or 5.5% of the Savings Bank's total net loan portfolio, consisted of loans secured by existing non-residential and multi-family residential real estate. The Savings Bank's non-residential and multi-family real estate loans include primarily loans secured by small office buildings, family-type business establishments and apartment buildings. All of the Savings Bank's non-residential and multi-family real estate loans are secured by properties located in the Savings
Bank's Primary Market Area. The average amount of the Savings Bank's non-residential and multi-family real estate loans was $370,000 at September 30, 1997 and the largest was $1.7 million.
Originations of non-residential real estate and multi-family residential real estate amounted to .11%, 52%, and 0% of the Savings Bank's total loan originations in fiscal 1997, 1996, and 1995, respectively.

The Savings Bank's non-residential and multi-family loans have terms which range up to 25 years and loan-to-value ratios of up to 80%. The Savings Bank originates both fixed- and adjustable-rate non-residential and multi-family real estate loans. As of September 30, 1997, $1.6 million, or 26% of the Savings Bank's non-residential and multi-family residential real estate loans had adjustable rates of interest. A potential borrower must demonstrate that he or she has the ability to make principal and interest payments assuming a 2% increase in the interest rate from the rate at the time of origination.

The Savings Bank requires appraisals of all properties securing non-residential and multi-family residential real estate loans. Appraisals are performed by an independent appraiser designated by the Savings Bank and are reviewed by management. In originating multi-family residential and non-residential real estate loans, the Savings Bank considers the quality and location of the real estate, the credit of the borrower, cash flow of the project and the quality of management involved with the property. Corporate loans require the personal guaranty of the entity's controlling shareholders. Hazard insurance is required as well as flood insurance if the property is located in a designated floor zone.

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

Construction Loans. The Savings Bank makes construction loans to individuals for the construction of their residences and to developers for the construction of one-to-four family and multi-family residences. Construction lending is generally limited to the Savings Bank's Primary Market Area. At
September 30, 1997, construction loans amounted to $7 million or 5.5% of the Savings Bank's total net loan portfolio.
Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, owner-occupied real estate because of the uncertainties of construction, including possible delays in completing the structure, the possibility of costs exceeding the initial estimates and the need to obtain a tenant or purchaser if the property will not be owner occupied. In the event of a delay in the completion of the construction, the Savings Bank may grant an extension, but such extensions are generally conditioned upon the payment of interest in full for the initial term.

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

Consumer Loans. Subject to the restrictions contained in federal laws and regulations, the Savings Bank also is authorized to make loans for a wide variety of personal or consumer purposes. In order to broaden the mix of the retail financial services the Savings Bank offers to its customers, in fiscal 1995 the Savings Bank established a new department that, among other things, originates consumer loans. The Savings Bank's consumer loans consist primarily of automobile loans originated by the Savings Bank during fiscal and purchased by the Savings Bank during fiscal 1994 and 1993 and loans secured by savings accounts. Consumer loans at September 30, 1997 were $4.5 million, or 3.6%, of the Savings Bank's total net loan portfolio consisted of consumer loans.


As of September 30, 1997, the Savings Bank's consumer loans also consisted of loans secured by accounts at the Savings Bank which amounted to $965,000 or .75% of its total net loan portfolio. Such a loan is structured to have a term that ends on the same date as the maturity date of the certificate securing it or if secured by a passbook account has a six-month term with a hold on withdrawals that would result in the balance being lower than the loan balance. Typically these loans require semi-annual payments of interest only.

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

Commercial Loans. Subject to the restrictions contained in federal laws and regulations, the Savings Bank is authorized to make secured and unsecured commercial business loans for corporate and agricultural purposes, including issuing letters of credit. At September 30, 1997, $7 million, or 5.5%, of the Savings Bank's total net loan portfolio consisted of commercial business loans, all of which were secured. The Savings Bank began originating commercial business loans in fiscal 1995 and they accounted for 14% of the total loan originations during the year ended September 30, 1997.

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

In accordance with SFAS No. 91, which deals with the accounting for non-refundable fees and costs associated with originating or acquiring loans, the Savings Bank's loan origination fees and certain related direct loan origination costs are offset, and the resulting net amount is deferred and amortized as interest income over the contractual life of the related loans as an adjustment to the yield of such loans. At September 30, 1997, the Savings Bank had $437,937 of net loan fees which had been deferred and are being recognized as income over the estimated maturities of the related loans. See Notes 1 and 5 of the Notes to the Consolidated Financial Statements.

Non-Performing Assets. Beginning as of September 30, 1993, the Savings Bank adopted a policy under which all loans are reviewed on a regular basis and are placed on a non-accrual status when, in the opinion of management, the collection of additional interest is deemed insufficient to warrant further accrual. Generally, the Savings Bank places all loans more than 90 days past due on non-accrual status. When a loan is placed on non-accruing status, total interest accrued to date is reversed. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. A loan is returned to accrual status when, in management's judgment, the borrower's ability to make periodic interest and principal payments is in accordance with the terms of the loan agreement.

Real estate acquired by the Savings Bank for foreclosure is classified as real estate owned until such time as it is sold. When such property is acquired it is recorded at the lower of the recorded investment in the loan or fair value, less estimated selling costs of disposition. The recorded investment is the sum of the outstanding principal loan balance plus any accrued interest which has not been received and acquisition costs associated with the property. Any excess of the recorded investment in the loan over the fair value of the underlying property is charged to the allowance for loan losses at the time of the loan foreclosure. Costs relating to improvement of property incurred subsequent to the acquisition are capitalized, whereas costs relating to holding the property are expensed. Valuations are periodically performed by management and a provision for estimated losses on real estate owned is charged to earnings when losses are anticipated.

As of September 30, 1997, the Savings Bank's total non-performing loans amounted to $969,000, or .76% of total net loans, compared to $717,000, or .61% of total net loans, at September 30, 1996.

The following table sets forth the amounts and categories of Community's non-performing assets at the dates indicated.
Community had no troubled debt restructuring during the periods shown on the table below:




                                           September 30,
                               1997   1996   1995   1994   1993
Non-Accruing Loans:
One-to-four family res.        $969   $717   $715   $560   $894
Multi-family and non-res.         0      0      0      0      0
Construction                      0      0      0      0      0
Commercial                        0      0      0      0      0
Consumer                          0      0      0      0      0

Accruing Loans Greater
  Than 90 Days Delinquent:
One-to-four family res.           0      0    116    203    121
Multi-family and non-res.         0      0      0      0      0
Construction                      0      0      0      0      0
Commercial                        0      0      0      0      0
Consumer                          0      0      0      0      0
Total non-performing loans     $969   $717    838    763  1,015

Real estate owned (1)           117      0    139    141    164
Total non-performing assets  $1,086   $717   $977   $904 $1,179

Total non-performing loans
  as a percentage of
  total net loans               .76%   .61%   .86%   .91%  1.20%

Total non-performing assets
  as a percentage of
  total assets                  .50%   .35%   .60%   .58%   .80%

(1)  Consists of real estate acquired by foreclosures.


Interest income foregone on non-accrual loans was not significant for any period shown.

Classified Assets. Federal regulations require that each insured savings association classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets: "substandard," "doubtful", and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. A loss classified asset is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted.

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

The Savings Bank's classified assets at September 30, 1997 consisted of $167,000 of loans classified as special mention, $806,000 of loans classified as substandard, $162,000 of loans classified as doubtful and no loans classified as loss. As of September 30, 1997, total classified assets amounted to .56% of total assets.

The following table sets forth the Savings Bank's classified assets at the dates indicated:


                                    September 30,
                                1997     1996     1995
Classification:
 Special mention              $  167   $  754   $  984
 Substandard                     806      736      959
 Doubtful                        162        0        0
 Loss                              0        0        0
   Total classified assets    $1,135   $1,490   $1,943


Allowance for Loan Losses. It is management's policy to maintain an allowance for estimated loan losses at a level which management considers adequate to absorb losses inherent in the loan portfolio at each reporting date. Management's estimation of this amount includes a review of all loans for which full collectibility is not reasonably assured and considers, among other factors, prior years' loss experience, economic conditions, distribution of portfolio loans by risk class and the estimated value of underlying collateral. Although management believes the current allowance for loan losses to be adequate, ultimate losses may vary from their estimates; however, estimates are reviewed periodically and, as adjustments become necessary, they are reported in earnings in periods in which they become known.

At September 30, 1997, the Savings Bank's allowance for loan losses was $590,000 compared to 572,000 at September 30, 1996. As of September 30, 1997 and 1996, all of the Savings Bank's allowance for loan losses was a general valuation allowance. The following table sets forth the activity in Community's allowance for loan losses during the periods indicated.

The following table presents the allocation of the allowance for loan losses to the total amount of net loans in each category listed at the dates indicated.



                                1997   1996   1995   1994   1993
Allowance at beginning
 of period                      $572   $552   $522   $500   $400

Provisions                        20     20     30     25    100

Charge-offs:
 Mortgage loans:
   One-to-four family res.         0      0      0     12      0
   Multi-family and nonres.        0      0      0      0      0
   Construction                    0      0      0      0      0
      Total mortgage loans         0      0      0     12      0
 Commercial loans                  0      0      0      0      0
 Consumer loans:
   Savings accounts                0      0      0      0      0
   Automobile                      2      0      0      0      0
      Total consumer loans         2      0      0      0      0
      Total charge-offs            2      0      0     12      0
Recoveries                         0      0      0      0      0
      Net charge-offs              2      0      0      3      0
Allowance at end of period      $590   $572   $552   $522   $500

Allowance for loan losses
 to total non-performing
 loans at end of period        60.89% 79.78% 65.87  68.41% 49.26%

Allowance for loan losses
 to total net loans at
 end of period                   .46%   .49%   .56%   .62%   .60%


The following table presents the allocation of the allowance for loan losses to the total amount of net loans in each category listed at the dates indicated.


                                      September 30,
                      1997               1996               1995
                      % of Loans          % of Loans         % of Loans
                        in Each             in Each            in Each
                      Category to         Category to        Category to
                Amount Total Loans  Amount Total Loans Amount Total Loans

Mortgage loans    501     92.55%    $511     95.66%     $509    97.94%
Commercial         54      5.76       31      2.77        15     1.57
Consumer loans     35      3.58       30      3.57        28     2.71
Total allowance
 for loan losses  590    101.89%    $572    102.00%     $552   102.22%



                                  September 30,
                          1994                    1993
                             % of Loans              % of Loans
                               in Each                 in Each
                             Category to             Category to
                    Amount   Total Loans    Amount   Total Loans
Mortgage loans       $497       99.28%       $475       97.85%
Commercial              0        0.00           0        0.00
Consumer loans         25        2.17          25        3.39
Total allowance
 for loan losses     $522      101.45%       $500      101.24%

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

The Company's securities portfolio includes mortgage-backed securities which are insured or guaranteed by the FHLMC, GNMA, or the FNMA and CMOs, all of which are backed by FHLMC, GNMA, and FNMA securities. Mortgage-backed securities and CMOs increase the quality of the Company's assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Company. In addition, at September 30, 1997, $2.2 million or 4.04% of the mortgage-backed securities in the Company's mortgage-backed securities and CMOs portfolio were secured by pools of adjustable-rate mortgages. Mortgage-backed securities and CMOs of this type serve to reduce the interest rate risk associated with changes in interest rates. Investments in mortgage-backed securities and CMOs as well as investments in other investment securities are managed by the Company's Investment Committee in accordance with the Company's Portfolio and Investment Policy.

The following table sets forth the carrying value of the Company's investment portfolio at the dates indicated:


                                            September 30,
                                       1997      1996      1995
Securities available for sale:(1)
U.S. government and federal
 agencies bonds and notes             $ 7,978   $14,870   $ 5,829
State and local bonds and notes           609       964         0
Mortgage-backed securities             23,643    23,687     6,339
Collateralized mortgage obligations    26,225    22,531     3,173
Equity securities                      12,685    10,244     6,957
Mutual funds                            2,836     2,816     2,827
Total securities available for sale   $73,976   $75,112   $25,125

Securities held to maturity: (2)
U.S. government and federal
 agencies bonds and notes             $     0   $     0   $10,446
State and local bonds and notes             0         0       388
Corporate bonds and notes                   0         0     1,444
Mortgage-backed securities                  0         0     4,369
Collateralized mortgage obligations     4,157     4,756    17,190
Total securities available for sale   $ 4,157   $ 4,756   $33,837

Total securities                      $78,133   $79,868   $58,962



The following tables set forth information regarding the scheduled maturities, amortized costs, fair value and weighted average yields for the Company's securities at September 30, 1997:


                                     One Year or Less  One to Five Years
                                    Carrying  Average  Carrying  Average
                                      Value    Yield     Value    Yield
Securities available for sale:(1)
U.S. treasury and government
  obligations                        $3,974     4.66%  $ 4,004    6.71%
Mortgage-backed securities                0     0.00     9,129    6.76
Collateralized mortgage
  obligations                             0     0.00       939    7.00
Equity securities and mutual
  funds                                   0     0.00         0    0.00
Total securities available for sale  $3,974     4.66   $14,072    6.76%

Securities held to maturity:(2)
Collateralized mortgage
  obligations                        $    0     0.00%  $ 1,002    6.00%
Total securities held to maturity         0     0.00     1,002    6.00
Total securities                     $3,974     4.66%  $15,074    6.71%



                                   Five to Ten Years        Other
                                   Carrying  Average  Carrying  Average
                                     Value    Yield     Value    Yield
Securities available for sale:(1)
U.S. treasury and government
  obligations                       $     0    0.00%   $   609    6.70%
Mortgage-backed securities            4,072    6.35     10,442    7.39%
Collateralized mortgage
  obligations                         5,202    5.84     20,084    6.46
Equity securities and mutual
  funds                                   0    0.00     15,521    7.26
Total securities available for sale $ 9,274    6.06%   $46,656    6.93%

Securities held to maturity:(2)
Collateralized mortgage
  obligations                       $ 1,782    6.17%   $ 1,372    6.46%
Total securities held to maturity     1,782    6.17      1,372    6.46
Total securities                    $11,056    6.08%   $48,028    6.92%


(1) The carrying value is the approximate fair value of the security at each reporting date.

(2) The carrying value is the amortized cost of the security at each reporting date.


Cash and Interest-Bearing Deposits in Other Banks

The Savings Bank also had cash on hand and cash due from and on deposit with other banks amounting to $5.4 million, $4.2 million, and $2.9 million at September 30, 1997, 1996, and 1995, respectively.

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

Deposits. The Company's deposits are attracted principally from within the Company's primary market area through the offering of a wide selection of deposit instruments, including NOW accounts, money market accounts, regular savings accounts, and term certificate accounts. Included among these deposit products are individual retirement account certificates of approximately $11 million at September 30, 1997. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit and the interest rate. As of September 30, 1997, the certificates of deposit with principal amounts of $100,000 or more totaled to $37.4 million, as compared to $33.5 million at September 30, 1996.

Interest rates paid, maturity terms, service fees and withdrawal penalties are established by the Savings Bank on a periodic basis. Determination of rates and terms are predicated on funds acquisition and liquidity requirements, rates paid by competitors, growth goals and federal regulations. Rates on deposits of $100,000 or more are usually negotiated with the depositor.

The following table sets forth the dollar amount of deposits in the various types of deposit programs offered at the dates indicated:




                                        September 30,
                             1997             1996              1995
                        Amount     %     Amount     %      Amount     %

Certificates
  of deposit           112,585   84.83  112,347   85.28   116,562   86.63

Transaction accounts:
Saving accounts          6,741   10.09    6,873    5.22     8,184    6.08
NOW accounts            13,392    5.08   12,520    9.50     9,808    7.29
Total transaction
  accounts              20,133   15.17   19,393   14.72    17,992   13.37
Total deposits         132,718  100.00  131,740  100.00   134,554  100.00



The following table sets forth the savings activities of the Savings Bank during the periods indicated:


                                   Year Ended September 30,
                                  1997       1996      1995
Net increase (decrease)
  before interest credited     $(5,819)   $(7,893)   $(2,910)
Interest credited                6,797      5,079      5,476
Net increse (decrease)
  in deposits                  $   978    $(2,814)   $ 2,566



The following table sets forth the change in dollar and amount of deposits in the various types of accounts offered by the savings
Bank between the dates indicated:

                                               Increase
                                              (Decrease)
                           Balance at            from     Balance at
                             Sep 30,    % of    Sep 30,     Sep 30,    % of
                              1997    Deposits   1996        1996     Deposits
Interest-bearing and
  noninterest bearing
  demand deposits          13,391,564   10.09   871,766   12,519,798    9.50
Passbook savings            6,741,456    5.08  (131,582)   6,873,038    5.22
Certificates of deposit   112,585,370   84.83   237,773  112,347,597   85.28
Total                     132,718,390  100.00   977,957  131,740,433  100.00



                           Increase
                          (Decrease)
                             from         Balance at
                            Sep 30,         Sep 30,     % of
                             1995            1995      Deposits
Interest-bearing and
 noninterest bearing
 demand deposits           2,711,842      9,807,956      7.29
Passbook savings          (1,311,366)     8,184,404      6.08
Certificates of deposit   (4,214,547)   116,562,144     86.63
Total                     (2,814,071)   134,554,504    100.00



The following table sets forth the maturities of Community's certificates of deposit having principal amounts of $100,000 or more at September 30, 1997:

Certificate of Deposit Maturing
      in Quarter Ending:                    Amount

December 31, 1997                        $ 4,461,437
March 31, 1998                             6,573,362
June 30, 1998                              4,248,338
September 30, 1998                         4,489,120

After September 30, 1998                  17,581,459
   Total certificates of deposit
     balances of more than $100,000      $37,353,716


The following table sets forth the certificates of deposit in the Savings Bank classified by rates at the dates indicated:


                         At September 30,
                        1997          1996

4.00%--4.99%         $ 15,966      $ 20,952
5.00%--5.99%           61,190        67,348
6.00%--6.99%           35,322        23,945
7.00%--7.99%              107           102
                     $112,585      $112,347

The following table sets forth the amount and maturities of the Savings Bank's certificates of deposit at September 30, 1996.


                             Over One      Over Two       Over Three
                 One Year  Year Through  Years Through  Years Through
                  or Less    Two Years    Three Years     Four Years

4.00% to 4.99%    $15,921     $     6       $    0         $   39
5.00% to 5.99%     48,236       7,252        3,960          1,324
6.00% to 6.99%     23,856       7,306        2,806          1,354
7.00% to 7.99%          0           0            0              0
                   88,013      14,564        6,766          2,717


                   Over
                Four Years      Totals

4.00% to 4.99%    $     0     $ 15,966
5.00% to 5.99%        418       61,190
6.00% to 6.99%          0       35,322
7.00% to 7.99%        107          107
                      525     $112,585


Deposits in the Savings Bank as of September 30, 1997 were represented by the various programs described below.


                                                             % of
Interest Minimum                         Minimum             Total
  Rate    Term     Category               Amount  Balances  Deposits

  2.75    None  Passbook Savings              50  6,741,456   5.08
  2.50    None  Golden Checking              500  1,587,884   1.20
  0.00    None  Non-interest Checking        100    989,188    .75
  2.50    None  Silver Checking              300    273,291    .21
  3.25    None  Daily Money Market         2,500  5,482,841   4.13
  0.00    None  Student Checking              50      2,546   0.00
  2.50    None  Courtesy Checking            100    456,490   0.34
  0.00    None  Community First Checking      50    828,150   0.62
  2.75    None  Super Now Checking         1,500  1,483,595   1.12
  5.00    None  Community First Advantage 25,000  2,287,580   1.72

                                                                  % of
Interest  Minimum                            Minimum              Total
  Rate     Term      Certificates             Amount   Balances  Deposits

                   Fixed Term, Fixed Rate,
  5.00   12 month  Renewable                   1,000  28,382,745   21.39

                   Fixed Term, Negotiated
  6.00    6 month  Jumbo Rate, Non-renew.    100,000   5,253,036    3.94

                   Fixed Term, Fixed Rate,
  5.25   30 month  Renewable                   1,000   3,281,108    2.47

                   Fixed Term, Fixed Rate,
  5.20   24 month  Renewable                   1,000  11,056,577    8.33

                   Fixed Term, Fixe Rate,
  4.85   182 day   Renewable                   1,000  15,509,107    11.69

                   Fixed Term, Negotiated
  6.00   12 month  Jumbo Rate, Non-renew.    100,000  25,966,057    19.56

                   Fixed Term, Fixed Rate,
  4.10   91 day    Renewable                   1,000   1,346,310     1.01

                   Fixed Term, Fixed Rate,
  5.15   18 month  Renewable                   1,000   1,714,387     1.29

                   Fixed Term, Fixed Rate,
  5.30   36 month  Renewable                   1,000   7,612,378     5.74

                   Fixed Term, Fixed Rate,
  5.40   48 month  Renewable                   1,000  12,463,664     9.39

                    Total                            132,718,390   100.00



Borrowings. The Company may obtain advances from the FHLB of Dallas upon the security of its FHLB of Dallas stock and certain of the Savings Bank's residential mortgage loans, provided certain standards related to creditworthiness have been met.
Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. Such advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending.

The Company had $18.3 million in FHLB advances outstanding at September 30, 1997.

The following table sets forth the maximum month-end balance and average balance of Community's FHLB advances during the periods indicated. See also, Note 12 to the Consolidated Financial
Statements.

                                Year Ended September 30,
                               1997       1996      1995

Maximum balance              $18,282     $1,000    $3,000
Average balance                6,944        250     2,333
Weighted average interest
 rate of FHLB advances          5.93%      5.98%     6.34%



The following table sets forth certain information as to Community's long-term (terms to maturity in excess of 90 days) and short-term (terms to maturity of 90 days or less) FHLB advances at the dates indicated:


                                    1997    1996     1995

FHLB long-term advances           $14,000     $0    $1,000
Weighted average interest rate       6.05%  0.00%     5.98%
FHLB short-term advances            4,282      0         0
Weighted average interest rate       5.54%  0.00%     0.00%


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

Asset/Liability Management

The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained during fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap", provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets maturing or repricing within a given period. Generally, during a period of rising interest rates, a negative gap within shorter maturities would adversely affect net interest income, while a positive gap within shorter maturities would result in an increase in net interest income, and during a period of falling interest rates, a negative gap within shorter maturities would result in an increase in net interest income while a positive gap within shorter maturities would have the opposite effect.

The lending activities of savings associations have historically emphasized long-term, fixed-rate loans secured by one-to-four family residences, and the primary source of funds of such institutions has been deposits. The deposit accounts of savings associations generally bear interest rates that reflect market rates and largely mature or are subject to repricing within a short period of time. This factor, in combination with substantial investments in long-term, fixed-rate loans, has historically caused the income earned by savings associations on their loan portfolios to adjust more slowly to changes in interest rates than their cost of funds. In addition, during the 1980s, the Savings Bank sold a small percentage of the mortgage loans it originated to FNMA but retained the servicing on such loans. The Savings Bank no longer actively sells loans with servicing rights retained. AS a result, the servicing portfolio has decrease from $5.7 million at September 30, 1993 to $1.5 million at September 30, 1997 due to principal repayments. See
Note 5 of the Notes to Financial Statements.

The Savings Bank originates both fixed-and adjustable-rate residential real estate loans as market condition dictate. In the current interest rate environment, it generally offers fixed-rate loans up to a 15-year term and adjustable-rate loans with a maximum term of 30 years. All of the adjustable-rate loans in the Savings Bank's loan portfolio are indexed to the National
Average Mortgage Rate Index, published by the FHLB System monthly and are adjusted on an annual basis after an initial fixed-rate period of up to three years. While the Savings Bank does not currently sell any of its adjustable-rate one-to-four family residential loans, a substantial portion of such loans in the Savings Bank's portfolio would qualify for sale and securitization under FHLMC, FNMA, and Government National
Mortgage Association ("GNMA") guidelines.  At September 30, 1997,
$48 million or 37% of the Savings Bank's loans, before net items, were fixed-rate one-to-four family residential mortgages, and $60 million or 47% were adjustable-rate one-to-four family residential first mortgage loans. All of these adjustable loans have interest rates that adjust annually after an initial fixed-rate period of up to three years with a substantial majority first adjusting two years after origination.

As a market demand for adjustable-rate mortgage loans has decreased, the Savings Bank has combined origination of shorter-term fixed-rate loans and one-year adjustable loans with the purchase of low-risk collateralized mortgage obligations ("CMOs") and government-related securities with a maturity or average life of five years or less or with adjustable rates and investment in mutual funds. All of the Savings Bank's CMOs are backed by U.S. government securities and are first-tranche CMO investments to minimize risk. The Savings Bank's mutual funds portfolio consists of funds backed by short-term U.S. government securities and adjustable-rate loans secured by one-to-four family residences. In addition, during fiscal 1997 and 1996, respectively, $815,000 and $1,307,000, of the Savings Bank's automobile loans were originated by the Savings Bank.
Previously, during fiscal 1994, 1993, and 1992 the Savings Bank purchased a total of $2.9 million of automobile loans with contractual terms ranging from one to four years. During fiscal 1995, the Savings Bank also began to originate commercial loans. Emphasis on shorter term and adjustable-rate loans and securities helps the Savings Bank limit its exposure to rising interest rates.

The Savings Bank anticipates continuing to follow this policy of investing in shorter-term securities and loans for as long as long-term interest rates remain at their current level or lower and will reevaluate it if there is a material and prolonged rise in interest rates. Notwithstanding the foregoing, however, because the Savings Bank's interest-bearing liabilities which mature or reprice within short periods exceed its earning assets with similar characteristics, material and prolonged increases in interest rates generally would adversely affect net interest income, while material and prolonged decreases in interest rates generally, but to a lesser extent because of their historically low levels, would have a positive effect on net interest income.

At June 30, 1996, based on the most recent available information provided by the Office of Thrift Supervision ("OTS"), it was estimated, on an unaudited basis, that the Bank's net portfolio value ("NPV") (the net present value of the Bank's cash flows from assets, liabilities, and off-balance sheet items) would decrease 6%, 13%, 20%, and 27% and increase 5%, 6%, 7%, and 11%
in the event of 1%, 2%, 3%, and 4% increases and decreases in market interest rates, respectively. These calculations indicate that the Bank's NPV could be adversely affected by increases in interest rates but could be favorably affected by decreases in interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, prepayments, and deposit run-offs and should not be relied upon as indicative of actual results. Certain shortcomings are inherent in such computations. In order to mitigate its interest rate risk, the Bank maintains substantial capital levels that management believes are sufficient to sustain unfavorable movements in market interest rates.

The OTS uses NPV calculation to monitor institutions' IRR. The application of the OTS' methodology quantifies IRR as the change in the NPV which results from a theoretical 200 basis point increase or decrease in market interest rates. If the NPV from either calculation would decrease by more than 2% of the present value of the institution's assets, the institution must deduct 50% of the amount of the decrease in excess of such 2% in the calculation of risk-based capital. The IRR regulations were originally effective as of January 1, 1994, subject to a two quarter "lag" time between the reporting date of the data used to calculate an institution's interest rate risk and the effective date of each quarter's interest rate risk component. However, the Director of the OTS indicated that it would waive the capital deductions for institutions with a greater than "normal" risk until the OTS publishes an appeals process, which the OTS expects will occur shortly. If implemented, the Savings Bank would still have exceeded the regulatory requirement.

REGULATION

The Company

General. The Company, as a savings and loan holding company within the meaning of the Home Owners' Loan Act, as amended, ("HOLA"), is required to register with the OTS and is subject to OTS regulations, examinations, supervision, and reporting requirements. As a subsidiary of a savings and loan holding company, the Savings Bank is subject to certain restrictions in its dealings with the Company and affiliates thereof.

Activities Restrictions. There are generally no restrictions on the activities of a savings and loan holding company which holds only one subsidiary savings institution. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution, the Director may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings institution; (ii) transactions between the savings institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings institution subsidiary of such a holding company fails to meet a QTL test, then such unitary holding company also shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings institution requalifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company.

If the Company were to acquire control of another savings institution, other than through merger or other business combination with the Savings Bank, the Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings institution meets the QTL test, as set forth below, the activities of the Company and any of its subsidiaries (other than the Savings Bank or other subsidiary savings institutions) would thereafter be subject to further restrictions. Among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings institution shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof which is not a savings institution shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof any business activity, upon prior notice to, and no objection by the OTS, other than:
(i) furnishing or performing management services for a subsidiary savings institution; (ii) conducting an insurance agency or escrow business; (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution; (iv) holding or managing properties used or occupied by a subsidiary savings institution; (v) acting as trustee under deeds of trust;
(vi) those activities authorized by regulation as of March 5, 1987 to be engaged in by multiple savings and loan holding companies; or (vii) unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies, those activities authorized by the Federal Reserve Board as permissible for bank holding companies. Those activities described in (vii) above also must be approved by the Director of the OTS prior to being engaged in by a multiple savings and loan holding company.

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

In addition, Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to execute officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the institution's loan to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be make on terms substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore,
Section 22(g) places additional restrictions on loans to executive officers. At September 30, 1997, the Savings Bank was in compliance with the above restrictions.

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

The Director of the OTS may only approved acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings institutions in more than one state if (i) the multiple savings and loan holding company involved controls a savings institution which operated a home or branch office located in the state of the institution to be acquired as of March 5, 1987; (ii) the acquirer is authorized to acquire control of the savings institution pursuant to the emergency acquisition provisions of the Federal Deposit Insurance Act ("FDIA"); or
(iii) the statutes of the state in which the institution to be acquired is located specifically permit institutions to be acquired by the state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions).

The FIRREA amended provisions of the Bank Holding Company Act of 1956 to specifically authorize the Federal Reserve Board to approve an application by a bank holding company to acquire control of a savings institution. FIRREA also authorized a bank holding company that controls a savings institution to merge or consolidate the assets and liabilities to, any subsidiary bank which is a member of the BIF with the approval of the appropriate federal banking agency and the Federal Reserve Board. As a result of these provisions, there have been a number of acquisitions of savings institutions by bank holding companies in recent years.

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

The OTS' enforcement authority over all savings institutions was substantially enhanced by FIRREA. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. FIRREA significantly increased the amount of the ground for civil money penalties.

On December 19, 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was enacted into law. The FDICIA provides for, among other things, the recaptilization of the Bank Insurance Fund ("BIF"); the authorization of the FDIC to make emergency special assessments under certain circumstances against BIF members and members of the SAIF; the establishment of risk-based deposit insurance premiums; and improved examinations and reporting requirements. The FDICIA also provides for enhanced federal supervision of depository institutions based on, among other things, an institution's capital level.

Deposit Insurance

The deposits of the Bank are currently insured by the SAIF. Both the SAIF and the BIF, the federal deposit insurance fund that covers the deposits of state and national banks and certain state savings Banks, are required by law to attain and thereafter maintain a reserve ration of 1.25% of insured deposits. The BIF has achieved the required reserve rate, and, as discussed below, during the past year the FDIC reduced the average deposit insurance premium paid by BIF-insured banks to a level substantially below the average premium paid by savings institutions.

On November 4, 1995, the FDIC approved a final rule regarding deposit insurance premiums, that will reduce deposit insurance premiums for BIF member institutions to zero basis points (subject to a $2,000 minimum) for institutions in the lowest risk category, while holding deposit insurance premiums for SAIF members at their current levels (23 basis points for institutions in the lowest risk category). The reduction was effective with respect to the semiannual premium assessment beginning January 1, 1996.

Banking legislation was enacted September 30, 1996 to eliminate the premium differential between SAIF-insured institutions and BIF-insured institutions. The FDIC Board of Directors met October 8, 1996 and approved a rule that states that except for the possible impact of certain exemptions for de novo and "weak" institutions, established the special assessment necessary to recapitalize the SAIF at 65.7 basis points of SAIF assessable deposits held by effected institutions as of March 31, 1995. The legislation provides that all SAIF member institutions pay a special one-time assessment to recapitalize the SAIF assessable deposits held by effected institutions as of March 31, 1995. The legislation provides that all SAIF member institutions pay a special one-time assessment to recapitalize the SAIF, which in the aggregate is sufficient to bring the reserve ratio in the SAIF to 1.25% of insured institutions will be reduced. The legislation also provides for the merger of the BIF and the SAIF, with such merger being conditioned upon the prior elimination of the thrift charter.

Based upon its level of SAIF deposits as of March 31, 1995, the Savings Bank paid approximately $864,000. The assessment was accrued in the quarter ended September 30, 1996.

Regulatory Capital Requirements. Federal insured savings institutions are required to maintain minimum levels of regulatory capital. Pursuant to FIRREA, the OTS has established capital standards applicable to all savings institutions. These standards generally must be as stringent as the comparable capital requirements imposed on national banks. The OTS also is authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.

Current OTS capital standards require savings institutions to satisfy three different capital requirements. Under these standards, savings institutions must maintain "tangible" capital equal to at least 1.5% of adjusted total assets, "core" capital equal to at least 3% of adjusted total assets and "total" capital (a combination of core and "supplementary" capital) equal to at least 8.0% of "risk-weighted" assets. For purposes of the regulation, core capital generally consists of common equity (including retained earnings), noncummulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Tangible capital is given the same definition as core capital but does not include qualifying supervisory goodwill and is reduced by the amount of all the savings institution's intangible assets, with only a limited exception for purchased mortgage servicing rights. The Savings Bank had no goodwill or other intangible assets at September 30, 1997. Both core and tangible capital are further reduced by an amount equal to a savings institution's debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). These adjustments do not affect the Savings Bank's regulatory capital. Supplementary capital generally consists of hybrid capital instruments; perpetual preferred stock which is not eligible to be included as core capital; subordinated debt and intermediate-term preferred stock; and general allowances for loan losses up to a maximum of 1.25% of risk-weighted assets.

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

At September 30, 1997 and 1996, the Savings Bank exceeded all of its regulatory capital requirements. The following table sets forth the Savings Bank's compliance with applicable regulatory capital requirements at September 30, 1997 and 1996:


                                                  For Capital
                                    Actual     Adequacy Purposes
                                Amount  Ratio    Amount  Ratio
September 30, 1997:
Total capital (to risk
  weighted assets)             $43,555  47.5%    $7,335  8.0%
Tier 1 (core) capital
 (to risk weighted assets)      42,965  46.9        N/A   N/A
Tier 1 (core) capital
 (to adjusted total assets)     42,965  21.5      5,938  3.0
Tangible capital (to
 adjusted total assets)         42,965  21.5      2,969  1.5

September 30, 1996:
Total capital (to risk
  weighted assets               42,406  50.8      6,679  8.0
Tier 1 (core) capital
 (to risk weighted assets)      41,834  50.1        N/A  N/A
Tier 1 (core) capital
 (to adjusted total assets)     41,834  22.8      5,496  3.0
Tangible capital (to
 adjusted total assets)         41,834  22.8      2,748  1.5




                                  To Be Well
                               Capitalized Under
                               Prompt Corrective
                               Action Provisions
                                Amount     Ratio
September 30, 1997:
Total capital (to risk
  weighted assets)              $9,169     10.0%
Tier 1 (core) capital
 (to risk weighted assets)       5,502      6.0
Tier 1 (core) capital
 (to adjusted total assets)      9,896      5.0
Tangible capital (to
 adjusted total assets)            N/A      N/A

September 30, 1996:
Total capital (to risk
  weighted assets                8,349     10.0
Tier 1 (core) capital
 (to risk weighted assets)       5,009      6.0
Tier 1 (core) capital
 (to adjusted total assets)      9,160      5.0
Tangible capital (to
 adjusted total assets)            N/A      N/A


The following table is a reconciliation of the Bank's stockholder's equity to tangible, Tier 1, and risk-based capital as required by the OTS:



                                        1997       1996

Stockholders' equity                 $ 48,604   $ 45,163
Unrealized gain on securities
  available for sale                   (5,639)    (3,329)
     Tangible and Tier 1 capital       42,965     41,834
Allowance for loan losses                 590        572
     Total risk based capital        $ 43,555   $ 42,406

Total assets                         $205,627   $186,538
Adjusted total assets                 199,988    183,209
Total risk weighted assets             91,693     83,487



In August 1993, the OTS adopted a final rule incorporating an interest-rate risk component into the risk-based capital regulation. Under the rule, an institution with a greater than "normal" level of interest rate risk is subject to a deduction of its interest rate risk component from total capital for purposes of calculating its risk-based capital. As a result, such an institution is required to maintain additional capital in order to comply with the risk-based capital requirement. An institution with a greater than "normal" interest rate risk is defined as an institution that would suffer a loss of net portfolio value exceeding 2.0% of the estimated economic value of its assets in the event of a 200 basis point increase or decrease (with certain minor exceptions) in interest rates. The interest rate risk component is calculated, on a quarterly basis, as one-half of the difference between an institution's measured interest rate risk and 2.0% multiplied by the economic value of its assets. The rule also authorizes the Director of the OTS, or his designee, to waive or defer an institution's interest rate risk component on a case-by-case basis. The final rule was effective as of January 1, 1994, subject however to a three quarter "lag" time between the reporting date of the data used to calculate an institution's interest rate risk and the effective date of each quarter's interest rate risk component. Recently the OTS postponed the interest rate risk capital deduction in order to provide sufficient time to implement and evaluate the OTS appeals process as well as get a better sense of the direction that the other federal banking agencies may take in their implementation of Section 305 of FDICIA.

Prompt Corrective Action. Under Section 39 of the FDIA, as added by the FDICIA, each federal banking agency was required to implement a system of promptly corrective action for institutions which it regulates. The federal banking agencies, including the OTS, adopted substantially similar regulations to implement
Section 38 of the FDIA, effective as of December 19, 1992. Under the regulations, an institution is deemed to be (i) "well capitalized" if it has total risk-based capital of 10.0% or more, than a Tier 1 risk-based capital ratio of 6.0% or more, has a Tier 1 leverage capital ratio of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more and a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized," (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a Tier 1 leverage capital ratio that is less than 3.0%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.
Section 38 of the FDIA and the regulations promulgated thereunder also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized).

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

At September 30, 1997, the Savings Bank was deemed a "well capitalized" institution for purpose of the above regulations and as such was not subject to the above mentioned restrictions.

Safety and Soundness. On November 18, 1993, a joint notice of proposed rulemaking was issued by the OTS, the Office of the Comptroller of the Currency and the Federal Reserve Board (collectively, the "agencies") concerning standards for safety and soundness required to be prescribed by regulation pursuant to
Section 39 of the FDIA. In general, the standards relate to (1) operational and managerial matters; (2) asset quality and earnings; and (3) compensation. The operational and managerial standards cover (a) internal controls and information systems,
(b) internal audit system, (c) loan documentation, (d) credit underwriting, (e) interest rate risk exposure, (f) asset growth, and (g) compensation, fees and benefits. Under the proposed asset quality and earnings standards, the Savings Bank would be required to maintain (1) a maximum ratio of classified assets (assets classified substandard, doubtful and to the extent that related losses have not been recognized, assets classified loss) to total capital of 1.0%, and (2) minimum earnings sufficient to absorb losses without impairing capital. The last ratio concerning market value to book value was determined by the agencies not to be feasible. Finally, the proposed compensation standard states that compensation will be considered excessive if it is unreasonable or disproportionate to the services actually performed by the individual being compensated. If an insured depository institution or its holding company fail to meet any of the standards promulgated by regulation, then such institution or company will be required to submit a plan within 30 days to the FDIC specifying the steps it will take to correct the deficiency. In the event that an institution or company fails to submit or fails in any material respect to implement a compliance plan within the time allowed by the agency, Section 39 of the FDIA provides that the FDIC must order the institution or company to correct the deficiency and may (1) restrict asset growth; (2) require the institution or company to increase its ratio of tangible equity to assets; (3) restrict the rates of interest that the institution or company may pay; or (4) take any other action that would better carry out the purpose of prompt corrective action. The Savings Bank believes that it will be in compliance with each of the standards if tey are adopted as proposed.

Liquidity Requirements. Each savings institution is required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowing payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings institutions. At the present time, the required minimum liquid asset ratio is 4%. At September 30, 1997, the Savings Bank's liquidity ratio was in excess of the required minimum.

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

At September 30, 1997, the Savings Bank was a Tier 1 institution for purposes of this regulation.

Loans to One Borrower. FIRREA imposed limitations on the aggregate amount of loans that a savings institution could make to any one borrower, including related entities. Under FIRREA, the permissible amount of loans-to-one borrower now follows the national bank standard for all loans made by savings institutions, as compared to the pre-FIRREA rule that applied that standard only to commercial loans made by federally chartered savings institutions. The regulations promulgated pursuant to FIRREA generally do not permit loans-to-one borrower to exceed the greater of $500,000 or 15% of unimpaired capital and surplus. Loans in an amount equal to an additional 10% of unimpaired capital and surplus also may be made to a borrower if the loans are fully secured by readily marketable securities. For information about the largest borrowers from the Savings Bank, see "Description of Business - Lending Activities - General."

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

Currently, the QTL test requires that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); stock issued by the FHLB of Dallas; and direct or indirect obligations of the FDIC. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer and educational loans (limited to 10% of total portfolio assets); and stock issued by the FHLMC or the FNMA. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets.

Legislation enacted in 1996 expands the QTL test to provide savings associations with greater authority to lend and diversify their portfolios. In particular, credit card and educational loans may now be made by savings associations without regard to any percentage-of-assets limit, and commercial loans may be made in an amount up to 10 percent of total assets, plus an addional 10 percent for small business loans. Loans for personal, family and household purposes (other than credit card, small business and educational loans) are now included without limit with other assets that, in the aggregate, may account for up to 20% of total assets. At September 30, 1997, the qualified thrift investments of the Savings Bank were substantially in excess of 65%.

Accounting Requirements. FIRREA requires the OTS to establish accounting standards to be applicable to all savings institutions for purposes of complying with regulations, except to the extent otherwise specified in the capital standards. Such standards must incorporate GAAP to the same degree as is prescribed by the federal banking agencies for banks or may be more stringent than such requirements.

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

As a member, the Savings Bank is required to purchase and maintain stock in the FHLB of Dallas in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year. At September 30, 1997, the Savings Bank had $1.3 million in FHLB stock, which was in compliance with this requirement.

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

Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain average daily reserves equal
to various percentages against their  accounts.    The
percentages are subject to adjustment by the Federal Reserve Board. At September 30, 1997, the Savings Bank met its reserve requirement. Because required reserves must be maintained in the form of vault cash or a non-interest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets.

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

Legislation enacted in August 1996 repealed the percentage of taxable income method of calculating the bad debt reserve. Savings institutions, like the Savings Bank, which have previously used that method are required to recapture into taxable income post-1987 reserves in excess of the reserves calculated under the experience method over a six-year period beginning with the first taxable year beginning after December 31, 1995. The start of such recapture may be delayed until the third taxable year beginning after December 31, 1995, if the dollar amount of the institution's residential loan originations in each year is not less than the average dollar amount of residential loan originated in each of the six most recent years disregarding the years with the highest and lowest originations during such period. For purposes of this test, residential loan originations would not include refinancings and home equity loans.

Beginning with the first taxable year beginning after December 31, 1995, savings institutions, such as the Savings Bank, will be treated the same as commercial banks. Institutions with $500 million or more in assets will be able to take a tax deduction only when a loan is actually charged off. Institutions with less than $500 million in assets will still be permitted to make deductible bad debt additions to reserves, but only using the experience method. At September 30, 1997, the Savings Bank's post-1987 tax bad debt reserve, subject to recapture, was approximately $855,000. The Savings Bank recaptured approximately $171,000 of this reserve into taxable income in the current year. The recapture did not have any effect on the Savings Bank's net income because the related tax expense had already been accrued.

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

Earnings appropriated to the Savings Bank's tax bad debt reserves and claimed as tax deductions will not be available for the payment of cash dividends or other distributions to the Company (including distributions made upon dissolution or liquidation), unless the Savings Bank includes the amounts distributed in taxable income, along with the amounts deemed necessary to pay the resulting federal income tax. At September 30, 1997, the Savings Bank includes the amounts distributed in taxable income, along with the amounts deemed necessary to pay the resulting federal income tax. At September 30, 1997, the Savings Bank had approximately $2.8 million of accumulated bad debt reserves for which federal income taxes have not been provided.

For taxable years beginning after June 30, 1986, the Internal Revenue Code imposes an alternative minimum tax at a rate of 20%. The alternative minimum tax generally applies to a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or "AMTI") and is payable to the extent such AMTI exceeds an exemption amount. The Internal Revenue Code provides that an item of tax preference is the excess of the bad debt deduction allowable for a taxable year pursuant to the percentage of taxable income method over the amount allowable under the experience method. The other items of tax preference that constitute AMTI include (a) tax-exempt interest on newly-issued (generally qualified bonds and (b) for taxable years including 1987 through 1989, 50% of the excess of (i) the taxpayer's pre-tax adjusted net book income over (ii) AMTI (determined without regard to this latter preference and prior to reduction by net operating losses). For taxable years beginning after 1989, this latter preference has been replaced by 75% of the excess (if any) of (i) adjusted current earnings as defined in the Internal Revenue Code, over (ii) AMTI (determined without regard to this preference and prior to reduction by net operating losses). For any taxable year beginning after 1986, net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum taxes may be used as credits against regular tax liabilities in future years. In addition, for taxable years after 1986 and before 1992, corporations, including savings institutions, are also subject to an environmental tax equal to 0.12% of the excess of AMTI for the taxable year (determined without regard to net operating losses and the deduction for the environmental tax) over $2.0 million. The Savings Bank is not currently paying any amount of alternative minimum tax but may, depending on future results of operations, be subject to this tax.

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

An income tax is imposed in Mississippi at a rate of 3% on the first $5,000 of taxable income, 4% on the next $5,000 of taxable income and 5% on taxable income in excess of $10,000. For these purposes, "taxable income" generally means federal taxable income, subject to certain adjustments (exclusion of interest income on U.S. Treasury obligations). The exclusion of income on U.S. Treasury obligations has the effect of reducing the Mississippi taxable income of savings institutions.

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

Under the first method the franchise tax is calculated at a base rate of $90 on the first 10,000 shares, plus $50 per each additional 10,000 shares or part thereof.

The second method is based on "assumed no-par capital" with respect to no-par shares and an "assumed par-value capital" with respect to par value shares as follows:

  1. The "assumed no-par capital" is the authorized number of shares without par value multiplied by $100. The tax on the "assumed no-par capital" is $30 for each $300,000 or less and is graduated as follows: (i) $50 for over $300,000 but not over $500,000; (ii) $90 for over $500,000 but not over $1,000,000; and (iii) $90 for over $1,000,000, plus $50 per each additional $1,000,000 or part thereof.

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

Executive Officers Who Are Not Directors

The following individuals are executive officers of the Company who do not serve on the Board of Directors.


                   Age at
                September 30,
    Name            1997        Position(s) With the Company

Gill Simmons         63       Vice President--Mortgage Loans
Jack Johnson         58       Vice President--Operations and Compliance
Mark Burleson        31       Vice President--Consumer/Commercial Lending

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

Mark Burleson is Vice President--Consumer/Commercial Lending.
Mr. Burleson joined the Savings Bank in 1994 after being employed at a Tupelo-area commercial bank for five years where he served, among other positions, as an assistant vice president and a branch manager.

Employees

The Savings Bank had 33 full time employees and one part-time employee at September 30, 1997. None of the employees is represented by a collective bargaining agreement.


ITEM 2.--DESCRIPTION OF PROPERTY

The following table sets forth information regarding the Association's offices at September 30, 1997:


                                    Net Book
                                    Value at  Approximate  Owned
                           Year      Sep 30,    Square       or
                          Opened      1997      Footage    Leased
Main Office:
 333 Court Street
 Tupelo, Mississippi       1969     $348,000    10,000     Owned

West Main Street Branch:
 3425 West Main Street
 Tupelo, Mississippi       1997   $1,131,000     3,500     Owned

The net book value of the Company's investment in furnishings and equipment totaled $516,000 at September 30, 1997.


ITEM 3.--LEGAL PROCEEDINGS

From time to time, the Company is a party to various legal proceedings incident to its business. At September 30, 1997, there were no legal proceedings to which the Company or its subsidiary was a party, or to which any of their property was subject, which were expected by management to result in a material loss.


ITEM 4.--SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of securities holders during the fourth quarter of fiscal 1996.


ITEM 5.--MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The information contained in the 1997 Annual report under the caption "Market for Common Stock and Related Stockholder matters" is incorporated herein by reference.


ITEM 6.--SELECTED FINANCIAL DATA

The information required herein is incorporated by reference from page 4 of the Annual Report.


ITEM 7.--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The information required herein by this item is incorporated by reference from pages 5 to 11 of the annual report.


ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

(Dollars in thousands except per share amounts)



                                            1997
                         First   Second    Third    Fourth    Total

Interest revenue        $3,600   $3,606    $3,626   $3,676   $14,508
Interest expense         1,677    1,648     1,762    1,937     7,024
Net interest revenue     1,923    1,958     1,864    1,739     7,484

Provision for loan
  losses                     5        5         0       10        20
Non-interest revenue        66      100        85      (24)      227
Non-interest expense       571      633       921      801     2,926
Income before income
  taxes                  1,413    1,420     1,028      904     4,765
Income tax expense         528      532       378      290     1,728
Net income              $  885    $ 888     $ 650    $ 614   $ 3,037

Net income per share      $.21     $.21      $.15     $.13      $.70

(Dollars in thousands except per share amounts)

                                             1996
                         First   Second     Third   Fourth     Total

Interest revenue        $2,920   $3,122    $3,507   $3,601    $13,150
Interest expense         1,799    1,841     1,651    1,659      6,950
Net interest revenue     1,121    1,281     1,856    1,942      6,200

Provision for loan
  losses                    10        5         5        0         20
Non-interest revenue        92       65        53      (23)       187
Non-interest expense       434      498       575    1,528      3,035
Income before income
  taxes                    769      843     1,329      391      3,332
Income tax expense         300      316       484       84      1,184
Net income              $  469   $  527    $  845   $  307    $ 2,148

Net income per share (1)   N/A     $.11      $.18     $.07       $.27


(1) Net income per share for the second quarter is for the period from the date of conversion, March 23, 1996. Net income for the year is for the period from the date of conversion to September 30, 1996.

Other information required by Item 8 is set forth in the Company's annual report for the year ended September 30, 1997, which appears in Exhibit 13, and is incorporated herein by reference.

The following financial statements and financial statement schedules are submitted herewith:


   Financial Statements

        Report of Independent Public Accountants

        Consolidated Statements of Financial Condition

        Consolidated Statements of Income

        Consolidated Statements of Stockholders' Equity

        Consolidated Statements of Cash Flows

        Notes to Consolidated Financial Statements


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


                            PART IV


ITEM 14.--EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

Financial Statement Schedules. The Financial Statement Schedules listed below appear in Exhibit 13.

     1.  Financial Statements:

            Report of Independent Accountants
            Consolidated Statements of Financial Condition
            Consolidated Statements of Income
            Consolidated Statements of Stockholders' Equity
            Consolidated Statements of Cash Flows
            Notes to Consolidated Financial Statements


     2. All Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements and related notes thereto.

     3.  The following exhibits are filed as part of this Form
         10-K and this list includes the Exhibit Index.

           No.             Exhibits

          3.1*      Certificate of Incorporation
          3.2*      Bylaws
          4.1*      Speciman Common Stock Certificate
         10.1(a)*   Employee Stock Ownership Plan
          13        Annual Report to Stockholders
          21        List of Subsidiaries
          23        Consent of independent Public Accountants

                *Incorporated herin by reference to the
                 Registration Statement file number 33-99962 on Form S-1.

        (b) Reports on Form 8-K during the quarter ended
            September 30, 1997.

             1. On May 5, 1997, the Company filed a current
                report on Form 8-K announcing the declaration of a one-time special dividend of $2.50 per share to all shareholders of record on May 16, 1997, payable on May 30, 1997.

        (c) See (a) (3) above for all exhibits filed herewith and the Exhibit Index.

        (d) There are no other financial statements and financial statement schedules which were excluded from Item 8 which are required to be included herein.



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



                        COMMUNITY FEDERAL BANCORP, INC.

Date: Dec. 23, 1997     By: (Signature)
                        Jim Ingram
                        President and Cheif Executive Officer
                        (Duly Authorized Representative)

                    By: (Signature)
                        Sherry McCarty
                        Controller
                        (Chief Financial and Accounting Officer)
                        (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the capacities indicated below as of the date indicated above.

Date: Dec. 23, 1997


(Signature)                  (Signature)
Medford M. Leake             J. Leighton Pettis
Director                     Director

(Signature)                  (Signature)
Charles V. Imbler            L. F. Sams, Jr.
Director                     Director

(Signature)                  (Signature)
Robert R. Black, Sr.         Michael R. Thomas
Director                     Director

(Signature)
Robert Reed, III
Director


                           Exhibit 21


                      LIST OF SUBSIDIARIES


        Name of Business             State of Incorporation

Community Federal Savings Bank             Mississippi




                           Exhibit 23



           CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS







As independent public accountants, we hereby consent to the incorporation by reference in this registration statement of our report dated October 24, 1997 included in the Community Federal Bancorp, Inc.'s Form 10-K for the year ended September 30, 1997 and to all references to our Firm included in this registration statement.


                                      ARTHUR ANDERSEN LLP




Birmingham, Alabama
December 23, 1997