Form 10-Q
period 1997-12-31
COMMUNITY FEDERAL BANCORP INC
filed 1998-02-12
CIK 1004524

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON D.C. 20549


FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 1997


Commission File Number:   0-27930

              Community Federal Bancorp, Inc.
(Exact name of registrant as specified in its charter)


               Delaware                       64-0869537
     (State or other jurisdiction          (I.R.S. Employer
    Of incorporation or organization)     Identification No.)



            P.O. Box F
          333 Court Street
         Tupelo, Mississipi                       38802
       (Address of principal                   (Zip Code)
         Executive offices)


Registrant's telephone number, including
area code:                                      (601) 842-3981

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

       Class                 Outstanding at December 31, 1997
Common Stock,                      4,628,750 shares
$.01 par value




                COMMUNITY FEDERAL BANCORP, INC.


                 PART I.  FINANCIAL INFORMATION

                                                            Page


ITEM 1.  FINANCIAL STATEMENTS:

  CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL              2
    CONDITION AS OF DECEMBER 31, 1997 AND
    SEPTEMBER 30, 1997

  CONDENSED CONSOLIDATED STATEMENTS OF INCOME FOR             3
    THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996

  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS             4
    FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996

  THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
    FURNISHED HAVE NOT BEEN AUDITED BY INDEPENDENT
    CERTIFIED PUBLIC ACCOUNTANTS, BUT REFLECT, IN
    THE OPINION OF MANAGEMENT,ALL ADJUSTMENTS
    NECESSARY FOR A FAIR PRESENTATION OF FINANCIAL
    CONDITION AND THE RESULTS OF OPERATIONS FOR
    THE PERIODS PRESENTED

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF             8
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                  PART II.  OTHER INFORMATION

OTHER INFORMATION                                           10

SIGNATURES                                                  11



            Part I. Financial Information
            Item 1. Financial Statements

           COMMUNITY FEDERAL BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                       ASSETS
                                                      December 31  September 30,
                                                         1997          1997

CASH AND CASH EQUIVALENTS                              $5,764,557     $5,437,003

SECURITIES AVAILABLE FOR SALE, at fair value           81,352,785     73,976,278

SECURITIES HELD TO MATURITY,
  fair values of $4,674,304 and
  $4,122,225 respectively                               3,891,254      4,156,732

LOANS RECEIVABLE, net                                 133,017,589    127,334,958

PREMISES AND EQUIPMENT                                  2,958,581      3,318,561

OTHER ASSETS                                            1,670,856      1,714,291
     Total assets                                    $228,655,622   $215,937,823


        LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     December 31,  September 30,
                                                         1997          1997

DEPOSITS                                            $133,901,479   $132,718,390

OTHER LIABILITIES                                     34,247,457     24,656,432
      Total liabilities                              168,148,936    157,374,822

STOCKHOLDERS' EQUITY:
 Preferred stock, no par, no shares issued,
   2,000,000 authorized                                        0              0
 Common stock, par $.01 per share, 4,628,750
   issued and outstanding, 10,000,000 authorized          46,288         46,288
 Additional paid-in capital                           45,167,256     45,113,004
 Retained earnings                                    14,030,024     13,714,336
 Unrealized gain on securities
   available for sale, net                             7,041,542      5,687,696
 Unearned ESOP compensation                           (5,778,424)    (5,998,323)
   Total stockholders' equity                         60,506,686     58,563,001
   Total liabilities and stockholders' equity       $228,655,622   $215,937,823


       The accompanying notes are an integral part of these statements



           COMMUNITY FEDERAL BANCORP, INC.

     CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                     Three Months
                                                     Ended December 31,

                                                             1997           1996

INTEREST INCOME:
  Interest and fees on loans                           $2,595,266     $2,363,602
  Interest and dividends on securities
     on Held to Maturity                                   59,060         72,673
  Interest and dividends on securities
    Available for Sale                                  1,146,038      1,163,413
        Total interest income                           3,800,364      3,599,688

INTEREST EXPENSE:
  Interest on deposits                                  1,730,187      1,665,944
  Other interest expense                                  321,175         11,471
        Total interest expense                          2,051,362      1,677,415

PROVISION FOR LOAN LOSSES                                  10,000          5,000
  Net interest income after
   provision for loan losses                            1,739,002      1,917,273

NONINTEREST INCOME:
  Deposit fees                                             19,736         21,636
  Loan servicing fees                                      69,056         40,453
  Other income                                             12,885          3,922
      Total noninterest income                            101,677         66,011

NONINTEREST EXPENSE:
  Compensation and benefits                               565,147        322,382
  Occupancy and equipment                                  59,574         25,895
  Other operating expense                                 215,206        222,433
      Total noninterest expense                           839,927        570,710

      Income before income taxes                        1,000,752      1,412,574
PROVISION FOR INCOME TAXES                                340,746        528,104
NET INCOME                                               $660,006       $884,470

Basic Earnings Per Share                                    $0.16          $0.21
Diluted Earnings Per Share                                  $0.15          $0.20
SHARES OUTSTANDING LESS UNALLOCATED ESOP and MRP        4,132,040      4,282,339

     The accompanying notes are an integral part of these statements





           COMMUNITY FEDERAL BANCORP, INC.

               STATEMENT OF CASH FLOWS

             December 31, 1997 AND 1996

                                                             1997           1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                            $660,006       $884,470
  Adjustments to reconcile net income to
    net cash provided by operating activities:
       Depreciation                                       42,858         17,109
       Amortization of Premium/discounts, net             (1,812)       (14,824)
       Amortizatin of Unearned Compensation              275,825         89,091
       Provision for loan losses                          10,000          5,000
       Changes in assets and liabilities:
       Decrease in other assets                           43,436        468,291
       Increase (decrease) in accrued expenses
          and other liabilities                        3,019,433     (1,027,243)
        Total adjustments                              3,389,740       (462,576)
        Net cash provided by operating
          activities                                   4,049,746        421,894
CASH FLOWS FROM INVESTING ACTIVITIES:
  Principal collections and maturities
      on securities available for sale                 7,565,299      3,274,684
  Principal collections and maturities
     on securities held to maturity                      263,000        113,842
  (Purchase of) proceeds for the sale
    of property and equipment, net                       317,122         (2,273)
   Loan (originations) and principal
    repayments, net                                   (5,692,631)    (3,712,534)
   Purchase of securities available for sale         (12,764,057)       (18,300)
         Net cash used by investing activities       (10,311,267)      (344,581)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in customer deposits, net        1,183,089       (588,011)
  Dividends paid                                        (344,318)      (321,176)
  (Decrease) increase in advances from borrowers
    for taxes and insurance                             (280,729)      (306,013)
   Purchase of stock for stock plan trust                 (1,674)             0
  Net change in FHLB advances                          6,032,707      1,500,000
         Net cash provided by financing activities     6,589,075        284,800
         Net increase in cash and cash equivalents       327,554        362,113
CASH AND CASH EQUIVALENTS, beginning of year           5,437,003      4,205,679
CASH AND CASH EQUIVALENTS, end of period              $5,764,557     $4,567,792

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

The accompanying unaudited condensed consolidated financial statements as of December 31, 1997, and for the three month period then ended, include the accounts of the Company and the Bank. All significant intercompany transactions and accounts have been eliminated in consolidation.

The condensed consolidated financial statements were prepared by the company without an audit, but in the opinion of management, reflect all adjustments necessary for the fair presentation of financial position and results of operations for the three month period ended December 31, 1997 and 1996. Results of operations for the current interim period are not necessarily indicative of results expected for the fiscal year ended September 30, 1998. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange commission, management believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended September 30,1997. The accounting policies followed by the Bank are set forth in the summary of significant accounting policies in the Bank's September 30, 1997 consolidated financial statements.

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

3. EARNINGS PER SHARE

Basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the three month periods ended December 31, 1997 and 1996. Common stock outstanding consists of issued share less treasury stock, unallocated ESOP shares, and share owned by the MRP and Stock option plan trust. Diluted earnings per share for the three months periods ended December 31, 1997 and 1996, were computed by dividing net income by the weighted average number of shares of common stock and the dilutive effect of the shares awarded under the MRP and Stock Option plans, based on the treasury stock method using an average fair market value of the stock during the respective periods.

In 1997, the Company adopted SFAS No.128, "Earnings Per Share," effective December 15, 1997. As a result, the Company's reported earnings per share for 1996 were restated. The following table represents the earnings per share calculations for the three months ended December 31, 1997 and 1996, accompanied by the effect of this accounting change on previously reported earnings per share:



                                                                    Per Share
   For the Three Months Ended          Income         Shares          Amount

        December 31, 1997

Net income                            $660.006
Basic earning per share
 Income available to common
  shareholders                         660,006       4,132,040        $0.16


Dilutive Securities:
 Management recognition plan shares                    174,545
 Stock option plan shares                               63,731

Diluted earnings per share:
 Income available to common shareholders
       Plus assumed conversions      $660,006        4,370,316        $0.15

               December 31, 1996

Net income                          $884,470
Basic earnings per share:
 Income available to common
   shareholders                      884,470         4,282,339        $0.21

Dilutive Securities:
 Management recognition plan shares                    174,545
 Stock option plan shares                               25,991

Diluted earnings per share:
 Income available to common shareholders
   plus assumed conversions         $884,470         4,482,875        $0.20

                                                   For the Three
                                                   Months Ended
                                                    December 31,
                                                       1996
Changes in previously reported EPS:
 Earnings per share, as reported                       $0.21
 Earnings per share, as amended:
   Basic                                               $0.21
   Diluted                                              0.20

4. PENDING ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 129, Disclosure of Information About Capital Structure. This Statement establishes standards for disclosing information about an entity's capital structure.

In June 1997, the FASB issued SFAS No. 130, Reporting of Comprehensive Income. This Statement established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of
financial statements.   This Statement also requires that all
items that are required to be recognized under accounting standards as components of comprehensive income, be reported in financial statements and are displayed with the same prominence as other financial statements. This Statement is effective for fiscal years beginning after December 15, 1997. Earlier application is permitted. Reclassification of financial statements for earlier periods for comparative purposes is required.

In June 1997, FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. This Statement established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. This Statement also establishes standards for related disclosures about products and services, geographic areas, and major customers. This Statement requires the reporting of financial and descriptive information about an enterprises's reportable operating segments. This Statement is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application comparative information for earlier years is to be restated.

Management believes there will be no material effect on the consolidated financial statements from the adoption of these pronouncements.


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

Comparisons of Financial Conditions at December 31, 1997 and
September 30, 1997

Total assets increased by $12.7 million, or 5.9%, from $215.9 million at September 30, 1997 to $228.8 million at December 31, 1997. The increase in total assets was primarily attributed to a $5.7 million increase in loans receivable and a $11.3 million decrease in investment securities, which was funded in part by FHLB advances.

Total deposits increased by $1.2 million from $132.7 million at September 30, 1997 to $133.9 million at December 31, 1997. Equity increased $2.3 million over the prior year as a result of the $1.4 million increase in unrealized gains on securities available for sale, the $220,000 decrease in unearned compensation and the net income for the quarter ended December 31, 1997 of $660,000.

Comparison of Results of Operations for the Three Months Ended
December 31, 1997 and 1996

The company reported net income for the three months ended December 31, 1997 of $660,000 as compared to $884,000 for the three months ended December 31, 1996. The decrease in income for the three months ended December 31, 1996 was due mainly to a decrease in net interest income.

Net Interest Income

Net interest income for the three months ended December 31, 1997 amounted to $1.7 million as compared to $1.9 million for the three months ended December 31, 1996. Total interest income increased $200,000 during the quarter ended December 31, 1997 as compared to the same three month period of the prior year. This increase resulted primarily from increased interest and fees on the higher average balance in loans receivable. Total interest expense increased $374,000, compared to the same three month period of the previous year, due primarily to an increase in the average outstanding balance of FHLB advances.

Provision for Loan Losses

A $10,000 provision for loan losses was made during the first quarter of 1997 to correspond with the volume in the mortgage and consumer loan portfolio, compared to a $5,000 provision for loan losses during the comparable 1996 first quarter.
This adjustment reflects management's estimates which took into account historical experience, the amount of nonperforming assets, and general economic condition. Total nonperforming assets at December 31, 1997 were $987,000 compared to $654,000 at December 31, 1996. The allowance for loan losses at December 31, 1997 was $600,000 compared to $575,000 at
December 31, 1996.

Noninterest Income

Noninterest income increased $36,000 from $66,000 for the three months ended December 31, 1996 to $102,000 for the three months ended December 31, 1997, due primarily to a $29,000 increase in loan servicing fees.

Noninterest Expense

Noninterest expense increased $269,000 from $571,000 for the three months ended December 31, 1996 to $840,000 for the three months ended December 31, 1997. The primary reasons for the increase were the increase in compensation expense associated with the benefit plans and the additional staffing of the new branch office and the consumer- lending department.

Provision for Income Tax

Income tax expense for the three months ended December 31, 1997 decreased $187,000 to $341,000 as compared to income tax expense of $528,000 for the three months ended December 31, 1996. This decrease is the result of a decrease in net income.

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

The Bank is required to maintain certain levels of regulatory capital. At December 31, 1997, the Bank was in compliance with all regulatory capital requirements.



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



                                         COMMUNITY FEDERAL BANCORP, INC.


Date:  February 12, 1998                 (s)Jim Ingram
                                         Jim Ingram, President
                                         and Chief Executive Officer

Date:  February 12, 1998                 (s)Sherry McCarty
                                         Sherry McCarty, Controller
                                         and Chief Financial Officer