Form 10-Q
period 1998-03-31
COMMUNITY FEDERAL BANCORP INC
filed 1998-05-15
CIK 1004524

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON D.C. 20549


FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 1998


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

       Class                 Outstanding at March 31, 1998
Common Stock,                      4,527,250 shares
$.01 par value











                COMMUNITY FEDERAL BANCORP, INC.


                 PART I.  FINANCIAL INFORMATION

                                                            Page


ITEM 1.  FINANCIAL STATEMENTS:

  CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL              2
    CONDITION AS OF MARCH 31, 1998 AND
    SEPTEMBER 30, 1997

  CONDENSED CONSOLIDATED STATEMENTS OF INCOME FOR             3
    THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
    THE SIX MONTHS ENDED MARCH 31, 1998 AND 1997

  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS             4
    FOR THE SIX MONTHS ENDED MARCH 31, 1998 AND 1997

  THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
    FURNISHED HAVE NOT BEEN AUDITED BY INDEPENDENT
    CERTIFIED PUBLIC ACCOUNTANTS, BUT REFLECT, IN
    THE OPINION OF MANAGEMENT,ALL ADJUSTMENTS
    NECESSARY FOR A FAIR PRESENTATION OF FINANCIAL
    CONDITION AND THE RESULTS OF OPERATIONS FOR
    THE PERIODS PRESENTED

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF              9
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                  PART II.  OTHER INFORMATION

OTHER INFORMATION                                            12

SIGNATURES                                                   13





       Part I.  Financial Information
        Item 1. Financial Statements

       COMMUNITY FEDERAL BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                  unaudited

                   ASSETS

                                              March 31,   September 30,
                                                     1998         1997

CASH AND CASH EQUIVALENTS                     $10,685,106   $5,437,003

SECURITIES AVAILABLE FOR SALE, at fair value   99,459,471   73,976,278

SECURITIES HELD TO MATURITY,
  fair values of $3,482,000 and
  $4,122,000 respectively                       3,496,417    4,156,732

LOANS RECEIVABLE, net                         135,691,596  127,334,958

PREMISES AND EQUIPMENT                          2,967,440    3,318,561

OTHER ASSETS                                    1,772,301    1,714,291
Total assets                                 $254,072,332 $215,937,823


    LIABILITIES AND STOCKHOLDERS' EQUITY


DEPOSITS                                     $139,037,469 $132,718,390
FEDERAL HOME LOAN BANK ADVANCES                47,914,329   18,282,186
OTHER LIABILITIES                               6,993,576    6,374,246
Total liabilities                            $193,945,374 $157,374,822

STOCKHOLDERS' EQUITY:
Preferred stock, no par, no shares issued,
  2,000,000 authorized                                  0            0
Common stock, par $.01 per share,
  4,628,750 issued and outstanding,
  10,000,000 authorized                            46,288       46,288
Additional paid-in capital                     45,227,658   45,113,004
Retained earnings                              14,455,096   13,714,336
Treasury Stock at cost, 101,500 and
   0 shares, respectively                      (1,869,513)           0
Unrealized gain on securities
  available for sale, net                       7,833,719    5,687,696
Unearned compensation                          (5,566,291)  (5,998,323)
Total stockholders' equity                     60,126,957   58,563,001
Total liabilities and stockholders' equity   $254,072,331 $215,937,823

The accompanying notes are an integral part of these statements



       COMMUNITY FEDERAL BANCORP, INC.

 CONDENSED CONSOLIDATED STATEMENTS OF INCOME



                                     Three Months                Six Months
                                     Ended March 31,            Ended March 31,

                                    1998         1997         1998        1997

INTEREST INCOME:
Interest and fees on loans      $2,630,220   $2,417,154   $5,225,486  $4,780,756
Interest on securities, HTM         53,250       68,735      112,310     141,408
Interest on securities, AFS      1,304,346    1,120,512    2,450,384   2,283,924
Total interest income            3,987,816    3,606,401    7,788,180   7,206,088

INTEREST EXPENSE:
Interest on deposits             1,746,628    1,627,248    3,476,815   3,293,192
Other interest expense             507,889       21,348      829,064      32,819
        Total interest expense   2,254,517    1,648,596    4,305,879   3,326,011

PROVISION FOR LOAN LOSSES           15,000        5,000       25,000      10,000
Net interest income after
  provision for loan losses      1,718,299    1,952,805    3,457,301   3,870,077

NONINTEREST INCOME:
Deposit fees                        20,521       18,729       40,257      40,365
Loan servicing fees                108,853       63,299      177,909     103,752
Other income                       203,459       17,916      216,344      21,838
      Total noninterest income     332,833       99,944      434,510     165,955

NONINTEREST EXPENSE:
Compensation and benefits          596,331      373,791    1,161,478     695,173
Occupancy and equipment             41,930       28,264      101,504      54,159
Other operating expense            264,272      231,070      479,478     453,503
Total noninterest expense          902,533      633,125    1,742,460   1,202,835
Income before income taxes       1,148,599    1,419,624    2,149,351   2,833,197
PROVISION FOR INCOME TAXES         414,167      531,686      754,913   1,059,790
NET INCOME                        $734,432     $887,938   $1,394,438  $1,773,407

EARNINGS PER SHARE
   BASIC                             $0.18        $0.21        $0.34       $0.41
   DILUTED                           $0.17        $0.20        $0.32       $0.39

The accompanying notes are an integral part of these statements



       COMMUNITY FEDERAL BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

           MARCH 31, 1998 AND 1997
                  unaudited


                                                     1998         1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                     $1,394,438   $1,772,408
Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                  60,926       34,218
     Amortization of premium / discounts, net      30,648      (18,664)
     Amortization of Unearned Compensation        560,160      189,518
     Provision for loan losses                     25,000       10,000
     Gain on sale of securities AFS, net         (196,069)       2,617
Changes in assets and liabilities:
   Increase (Decrease) in other assets            (58,010)     222,678
   Decrease (Increase)in other liabilities       (664,733)  (1,496,400)
     Total adjustments                           (242,078)  (1,056,033)
     Net cash provided by operating             1,152,360      716,375
       activities
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal
   payments on securities, AFS                 16,503,568    5,154,567
Proceeds from maturities and principal
   payments on securities, HTM                    654,962      139,151
Proceeds from sale of securities, AFS             222,096    2,990,156
(Purchase of) sale of property and
   equipment                                      290,195   (1,030,690)
Loan (originations) and principal
   repayments, net                             (8,381,638)  (5,622,205)
Purchase of securities, AFS                   (38,607,997)  (3,045,575)
     Net cash used by investing activities    (29,318,814)  (1,414,596)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in customer deposits, net   6,319,079      200,723
Dividends paid                                   (653,678)    (644,333)
Purchase of Treasury Stock                     (1,869,513)           0
Purchase of Stock for stock plan trusts           (13,474)           0
Proceeds(repayments) from FHLB advances        29,632,143    1,500,000
     Net cash provided by financing
       activities                              33,414,557    1,056,390
     Net increase in cash and cash
       equivalents                              5,248,103      358,169
CASH AND CASH EQUIVALENTS, beginning of year    5,437,003    4,205,679
CASH AND CASH EQUIVALENTS, end of period      $10,685,106   $4,563,848

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

The accompanying unaudited condensed consolidated financial statements as of March 31, 1998, and for the three and six month periods then ended, include the accounts of the Company and the Bank. All significant intercompany transactions and accounts have been eliminated in consolidation.

The condensed consolidated financial statements were prepared by the company without an audit, but in the opinion of management, reflect all adjustments necessary for the fair presentation of financial position and results of operations for the three and six month periods ended March 31, 1998 and 1997. Results of operations for the current interim period are not necessarily indicative of results expected for the fiscal year ended September 30, 1998. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange commission, management believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended September 30, 1997. The accounting policies followed by the Bank are set forth in the summary of significant accounting policies in the Bank's September 30, 1997 consolidated financial statements.

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


The Management Recognition and Retention Plan Trust and the Stock Option Plan (the "Plans") were approved by shareholders and was effective April 1, 1997. Under the Management Recognition and Retention Plan ("MRP"), employees and directors could be awarded an aggregate amount of shares of common stock equal to 4% of the shares issued in the Conversion (185,150 shares of common stock). The aggregate fair market value of the shares purchased by the MRP is considered unearned compensation at the time of purchase and compensation is earned ratably over the stipulated vesting period. Under the Company's Stock Option Plan, employees and directors could be granted options to purchase an aggregate amount of shares of common stock equal to 10% of the shares issued in the Conversion (462,875 shares of common stock) at exercise prices equal to the market price of the common stock on the date of grant. The Company accounts for the Stock Option Plan under the provisions of Accounting Principles Board Opinion No 25, Accounting for Stock Issued to Employees.

3.  EARNINGS PER SHARE

Basic earning per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the three and six months ended March 31, 1998 and 1997. Common stock outstanding consists of issued shares less treasury stock, unallocated ESOP shares, and shares owned by the MRP and Stock option plan trust. Diluted earnings per share for the three and six months ended March 31, 1998 and 1997, were computed by dividing net income by the weighted average number of shares of common stock and the dilutive effect of the shares awarded under the MRP and Stock Option plans, based on the treasury stock method using an average fair market value of the stock during the respective periods.

In 1997, the Company adopted SFAS No. 128, "Earnings Per Share," effective December 15, 1997. As a result, the Company's reported earnings per share for 1997 were restated. The following table represents the earnings per share calculations for the three and six months ended March 31, 1998 and 1997, accompanied by the effect of this accounting change on previously reported earnings per share:
                                                        Per Share
For the Three Months Ended      Income      Shares        Amount

   March 31, 1998
Net Income                     $734,432
Basic earnings per share:
 Income available to
   common shareholders         $734,432   4,088,553        $0.18

Dilutive Securities
 Management recognition
   plan shares                              140,120
 Stock option plan shares                    81,052

Diluted earning per share:
 Income available to common
   shareholders plus assumed
   conversions                 $734,432   4,309,725        $0.17


   March 31, 1997

Net Income                     $887,938
Basic earnings per share:
 Income available to common
   shareholders                $887,938   4,282,339        $0.21


Dilutive Securities:
 Management recognition plan
   shares                                   174,545
 Stock option plan shares                    68,478

Diluted earnings per share:
 Income available to common
  shareholders plus assumed
  conversion                   $887,938   4,525,362        $0.20



                                                        Per Share
For the Six Months Ended        Income      Shares         Amount


   March 31, 1998

Net income                   $1,394,438
Basic earnings per share:
 Income available to common
  shareholders               $1,394,438   4,108,008        $0.34

Dilutive Securities:
 Management recognition
  plan shares                               140,120
 Stock option plan shares                    72,693

Diluted earning per share:
 Income available to common
  shareholders plus assumed
  conversions                $1,394,438   4,320,821        $0.32


   March 31, 1997

Net income                   $1,772,408
Basic earnings per share:
 Income available to common
  shareholders               $1,772,408   4,282,339        $0.41

Dilutive Securities:
 Management recognition plan
  shares                                    174,545
 Stock option plan shares                    48,494

Diluted earning per share:
 Income available to common
  shareholders plus assumed
  conversions                $1,772,408   4,505,378        $0.39



Changes in previously
 report EPS:

                             For the Period ended March 31, 1997
                                Three Months        Six Months

Earnings per share,
 as reported:                      $.021               $0.41
Earnings per share,
 as restated:
  Basic                            $0.21               $0.41
  Diluted                          $0.20               $0.39

4.  PENDING ACCOUNTING PRONOUNCEMENTS

The AICPA has issued Statements of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This statement requires capitalization of external direct costs of materials and services; payroll and payroll-related costs for employees directly associated; and interests costs during development of computer software for internal use (planning and preliminary costs should be expensed). Also, capitalized costs of computer software developed or obtained for internal use should be amortized on a straight-line basis unless another systematic and rational basis is more representative of the software's use.

This statement is effective for financial statements for fiscal years beginning after December 15, 1998 (prospectively) and is not expected to have a material effect on the consolidated financial statements.

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

Comparisons of Financial Conditions at March 31, 1998 and
September 30, 1997

Total assets increased by $38.1 million, or 17.7%, from $215.9 million at September 30, 1997 to $254.1 million at March 31, 1998. The increase in total assets was primarily attributed to a $25.5 million increase in securities, available for sale, $8.4 million increase in loans receivable and a $5.2 million increase in cash and cash equivalents.

Equity increased $1.6 million since September 30, 1997, which was primarily attributed to a $2.1 million increase in the unrealized gain on securities available for sale, and $1.9 million in net income for the six month period, which was partially offset by the purchase of $1.9 million in treasury stock and the declaration of dividends of $732,000.

Comparison of Results of Operations for the Three Months Ended
March 31, 1998 and 1997

The company reported net income for the three months ended March 31, 1998 of $734,000 as compared to $888,000 for the three months ended March 31, 1997. The decrease in income for the three months ended March 31, 1998 was due mainly to an increase in interest expense related to the increase in FHLB advances used to fund the special dividend paid in May 1997 as well as the Company's loan growth.

Net Interest Income

Net interest income after provision for loan losses for the three months ended March 31, 1998 amounted to $1.7 million as compared to $2.0 million for the three months ended March 31, 1997. Total interest income increased $382,000 during the quarter ended March 31, 1998 as compared to the same three month period of the prior year. This increase resulted primarily from increased interest and fees on the higher average balance in interest earning assets discussed above. Total interest expense increased $606,000 during the second quarter 1998 compared to the same three month period of the previous year. The above resulted from the increase in FHLB advances to fund the $10.4 million special dividend the Company paid during the third quarter of fiscal 1997 and the loan volume produced by the Company's consumer and commercial lending departments as well as the lag in deposits repricing verses mortgage loan refinancing activity.

Provision for Loan Losses

A $15,000 provision for loan losses was made during the second quarter of 1998 to correspond with the volume in the mortgage and consumer loan portfolio, as compared to the $5,000 provision for loan losses during the comparable 1997 second quarter. This adjustment reflects management's estimates which took into account historical experience, the amount of nonperforming assets, and general economic condition. Total nonperforming assets at March 31, 1998 were $1.0 million, compared to $731,000 at March 31, 1997. The allowance for loan losses at March 31, 1998 was $605,000 compared to $580,000 at March 31, 1997.


Noninterest Income

Noninterest income increased $233,000 from $100,000 for the three months ended March 31, 1997 to $333,000 for the three months ended March 31, 1998. This increase was primarily attributable to realized gains on sales of securities available for sale which are included in other income.

Noninterest Expense

Noninterest expense increased $269,000 from $633,000 for the three months ended March 31, 1997 to $903,000 for the three months ended March 31, 1998. Chief reasons for the increase were the increase in compensation expense associated with establishment of the benefit plans approved by shareholders at the 1996 annual meeting, adding new loan officers, raising personnel levels to staff the Company's new branch as well as operational cost associated with the new branch.

Provision for Income Tax

Income tax expense for the three months ended March 31, 1998 decreased $118,000 to $414,000 as compared to income tax expense of $532,000 for the three months ended March 31, 1997. This decrease is the result of the decrease in income before income taxes.

Comparisons of Results of Operations for the Six Months Ended
March 30, 1998 and 1997.

The Company reported net income for the six month ended March 31, 1998 of $1.4 million as compared to $1.8 million for the six months ended March 31, 1997. The decrease in income for the six months ended March 31, 1998 was due mainly to an increase in interest expense related to the increase in FHLB advances used to fund the special dividend paid in May 1997 as well as the Company s loan growth.

Net Interest Income

Net interest income after provision for loan losses for the six months ended March 31, 1998 amounted to $3.5 million as compared to $3.9 million for the six months ended March 31, 1997. Total interest income increased $582,000 during the six months ended March 31, 1998 as compared to the same six month period of the prior year. This increase resulted primarily from increased interest and fees on the higher average balance in interest earning assets. Total interest expense for the six month period ended March 31, 1998 increased $980,000 compared to the same six month period of the prior year. The above resulted from the increase in FHLB advances to fund the $10.4 million special dividend the Company paid in the third quarter of fiscal 1997 and the loan volume produced by the Company's consumer and commercial department and the lag in deposit repricing verses mortgage loan refinancing activity.

Provisions for Loan Losses

A $25,000 provision for loan losses was made during the six months ended March 31, 1998 to correspond with the volume in the mortgage and consumer loan portfolio, compared to the $10,000 provision made during the six months ended March 31, 1997. This adjustment reflects management's estimates which took into account historical experience, the amount of nonperforming assets, and general economic conditions.


Noninterest Income

Non-interest Income increased $269,000 from $166,000 for the six months ended March 31, 1997 to $435,000 for the six months ended
March 31, 1998. This increase was attributable to the gain on the sale of securities available for sale.

Noninterest Expense

Noninterest expense increased by $538,000 from $1.2 million for the six months ended March 31, 1997 to $1.7 million for the six months ended March 31, 1998. The increase was primarily due to an increase in compensation expense associated with the establishment of the benefit plans approved by the shareholders at the 1996 annual meeting, adding loan officers, and raising personnel levels to staff the Company's new Branch, as well as operational costs associated with the new Branch.

Provision for Income Tax

Income tax expense for the six months ended March 31, 1998 decreased by $305,000 to $755,000 as compared to the income tax expense of $1.1 million for the six months ended March 31, 1997. This decrease was due to the overall decrease in income before income taxes.

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

The Bank is required to maintain certain levels of regulatory capital. At March 31, 1998, the Bank was in compliance with all regulatory capital requirements.




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

         None


Item 3.  Defaults Upon Senior Securities

         None


Item 4.  Submission of Matters to a Vote of Security Holders

         At the annual meeting of shareholders held on January 22, 1998, in Tupelo, Mississippi, the shareholders elected directors and ratified the appointment of Arthur Andersen, LLP as Community Federal's independent auditors for 1998. The following is a tabulation of all votes timely cast in person or by proxy by shareholders of Community Federal for the annual meeting:

         To elect directors to three-year terms:

         Nominee                    For               Withheld

         Charles V. Imbler, Sr.  3,174,887              18,900
         Medford M. Leake        3,173,887              19,900
         Michael R. Thomas       3,157,057              36,730

         To ratify the appointment of Arthur Andersen, LLP as Community Federal's independent auditors for 1998.

         For        3,168,897
         Against        5,400
         Abstain       19,490

Item 5:  Other Information

         Not applicable

Item 6:  Exhibits and Reports on Form 8-K

         Not applicable



                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  COMMUNITY FEDERAL BANCORP, INC.


Date: May 14, 1998                (s)Jim Ingram
                                   Jim Ingram, President
                                   and Chief Executive Officer

Date: May 14, 1998                (s)Sherry McCarty
                                   Sherry McCarty, Controller
                                   and Chief Financial Officer