Form 10-Q
period 1998-06-30
COMMUNITY FEDERAL BANCORP INC
filed 1998-08-14
CIK 1004524

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON D.C. 20549


FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 1998


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

       Class                 Outstanding at June 30, 1998
Common Stock,                      4,398,250 shares
$.01 par value


                COMMUNITY FEDERAL BANCORP, INC.


                 PART I.  FINANCIAL INFORMATION

                                                            Page


ITEM 1.  FINANCIAL STATEMENTS:

  CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL              2
    CONDITION AS OF JUNE 30, 1998 AND
    SEPTEMBER 30, 1997

  CONDENSED CONSOLIDATED STATEMENTS OF INCOME FOR             3
    THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
    THE NINE MONTHS ENDED JUNE 30, 1998 AND 1997

  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS             4
    FOR THE NINE MONTHS ENDED JUNE 30, 1998 AND 1997

  THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
    FURNISHED HAVE NOT BEEN AUDITED BY INDEPENDENT
    CERTIFIED PUBLIC ACCOUNTANTS, BUT REFLECT, IN
    THE OPINION OF MANAGEMENT,ALL ADJUSTMENTS
    NECESSARY FOR A FAIR PRESENTATION OF FINANCIAL
    CONDITION AND THE RESULTS OF OPERATIONS FOR
    THE PERIODS PRESENTED

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF             10
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                  PART II.  OTHER INFORMATION

OTHER INFORMATION                                            14

SIGNATURES                                                   15


        Part I.  Financial Information
         Item 1. Financial Statements

       COMMUNITY FEDERAL BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                  unaudited

                    ASSETS

                                                 June 30,   September 30,
                                                   1998         1997

CASH AND CASH EQUIVALENTS                       $2,738,415   $5,437,003

SECURITIES AVAILABLE FOR SALE, at fair value   111,894,153   73,976,278

SECURITIES HELD TO MATURITY,
  fair values of $2,966,442 and
  $4,122,000 respectively                        2,976,011    4,156,732

LOANS RECEIVABLE, net                          140,501,171  127,334,958

PREMISES AND EQUIPMENT                           2,955,968    3,318,561

OTHER ASSETS                                     2,180,405    1,714,291
Total assets                                  $263,246,123 $215,937,823


     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                June 30,   September 30,
                                                  1998         1997

DEPOSITS                                      $143,096,664 $132,718,390
FEDERAL HOME LOAN BANK ADVANCES                 54,591,963   18,282,186
OTHER LIABILITIES                                6,922,332    6,374,246
Total liabilities                             $204,610,959 $157,374,822

STOCKHOLDERS' EQUITY:
Preferred stock, no par, no shares issued,
  2,000,000 authorized                                   0            0
Common stock, par $.01 per share,
  4,628,750 issued and outstanding,
  10,000,000 authorized                             46,288       46,288
Additional paid-in capital                      45,281,446   45,113,004
Retained earnings                               15,025,814   13,714,336
Treasury Stock at cost, 230,500 and
   0, respectively                              (4,264,576)           0
Unrealized gain on securities
  available for sale, net                        7,890,320    5,687,696
Unearned Compensation                           (5,344,128)  (5,998,323)
Total stockholders' equity                      58,635,164   58,563,001
Total liabilities and stockholders' equity    $263,246,123 $215,937,823

The accompanying notes are an integral part of these statements



                        COMMUNITY FEDERAL BANCORP, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME



                                    Three Months             Nine Months
                                    Ended June 30,          Ended June 30,

                                   1998         1997         1998        1997

INTEREST INCOME:
Interest and fees on loans     $2,733,348   $2,475,837   $7,958,834  $7,256,593
Interest on securities, HTM        43,654       67,907      155,964     211,514
Interest on securities, AFS     1,518,525    1,081,828    3,968,909   3,363,554
Total interest income           4,295,527    3,625,572   12,083,707  10,831,661

INTEREST EXPENSE:
Interest on deposits            1,821,721    1,660,057    5,298,536   4,953,249
Other interest expense            713,639      101,889    1,542,703     134,708
Total interest expense          2,535,360    1,761,946    6,841,239   5,087,957

PROVISION FOR LOAN LOSSES          30,000            0       55,000      10,000
Net interest income after
  provision for loan losses     1,730,167    1,863,626    5,187,468   5,733,704

NONINTEREST INCOME:
Deposit fees                       28,002       19,146       68,259      59,511
Loan servicing fees                87,334       57,262      265,243     161,014
Other income                      365,298        8,634      581,642      30,472
Total noninterest income          480,634       85,042      915,144     250,997

NONINTEREST EXPENSE:
Compensation and benefits         616,163      663,477    1,795,197   1,359,650
Occupancy and equipment            46,740       36,676      130,688      90,835
Other operating expense           187,924      220,576      667,402     674,079
Total noninterest expense         850,827      920,729    2,593,287   2,124,564

Income before income taxes      1,359,974    1,027,939    3,509,325   3,860,137
PROVISION FOR INCOME TAXES        474,379      378,433    1,229,292   1,438,223
NET INCOME                       $885,595     $649,506   $2,280,033  $2,421,914

EARNINGS PER SHARE
   BASIC                            $0.22        $0.15        $0.56       $0.57
   DILUTED                          $0.21        $0.14        $0.53       $0.54

The accompanying notes are an integral part of these statements



                       COMMUNITY FEDERAL BANCORP, INC.

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE NINE MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (unaudited)


                                                      1998         1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                      $2,280,033   $2,421,914
Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                   88,128       57,481
     Amortization of premium / discounts, net       94,973      (27,073)
     Amortization of Unearned Compensation         836,111      594,139
     Provision for loan losses                      55,000       10,000
     Gain on sale of securities AFS, net          (611,836)      28,685
Changes in assets and liabilities:
   Increase (Decrease) in other assets            (466,115)     407,595
   Decrease (Increase)in other liabilities      (1,048,438)  (1,404,617)
     Total adjustments                          (1,052,177)    (333,790)
     Net cash provided by operating
       activities                                1,227,856    2,088,124
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal
   payments on securities, AFS                  27,320,693    8,635,811
Proceeds from maturities and principal
   payments on securities, HTM                   1,171,736      319,281
Proceeds from sale of securities, AFS              683,605    5,397,466
(Purchase of) sale of property and
   equipment                                       274,465   (1,610,681)
Loan (originations) and principal
   repayments, net                             (13,221,213)  (7,988,349)
Purchase of securities, AFS                    (61,597,176)  (4,984,675)
     Net cash used by investing activities     (45,367,890)    (231,148)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in customer deposits, net   10,378,274    1,191,797
Dividends paid                                    (968,555) (12,563,365)
Purchase of Treasury Stock                      (4,264,576)           0
Purchase of Stock for stock plan trusts            (13,474)  (3,009,456)
Proceeds(repayments) from FHLB advances         36,309,777   14,000,000
     Net cash provided by financing
       activities                               41,441,446     (381,024)
     Net increase in cash and cash
       equivalents                              (2,698,588)   1,475,952
CASH AND CASH EQUIVALENTS, beginning of year     5,437,003    4,205,679
CASH AND CASH EQUIVALENTS, end of period        $2,738,415   $5,681,631

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

The accompanying unaudited condensed consolidated financial statements as of June 30, 1998, and for the three and nine month periods then ended, include the accounts of the Company and the Bank. All significant intercompany transactions and accounts have been eliminated in consolidation.

The condensed consolidated financial statements were prepared by the company without an audit, but in the opinion of management, reflect all adjustments necessary for the fair presentation of financial position and results of operations for the three and nine month periods ended June 30, 1998 and 1997. Results of operations for the current interim period are not necessarily indicative of results expected for the fiscal year ended September 30, 1998. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange commission, management believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended September 30, 1997. The accounting policies followed by the Bank are set forth in the summary of significant accounting policies in the Bank's September 30, 1997 consolidated financial statements.

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

3.  EARNINGS PER SHARE

Basic earning per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the three and nine months ended June 30, 1998 and 1997. Common stock outstanding consists of issued shares less treasury stock, unallocated ESOP shares, and shares owned by the MRP and Stock option plan trust. Diluted earnings per share for the three and nine months ended June 30, 1998 and 1997, were computed by dividing net income by the weighted average number of shares of common stock and the dilutive effect of the shares awarded under the MRP and Stock Option plans, based on the treasury stock method using an average fair market value of the stock during the respective periods.

In 1997, the Company adopted SFAS No. 128, "Earnings Per Share," effective December 15, 1997. As a result, the Company's reported earnings per share for 1997 were restated. The following table represents the earnings per share calculations for the three and nine months ended June 30, 1998 and 1997, accompanied by the effect of this accounting change on previously reported earnings per share:

                                                        Per Share
For the Three Months Ended        Income      Shares      Amount

   June 30, 1998
Net Income                       $885,595
Basic earnings per share:
 Income available to
   common shareholders           $885,595    3,957,574    $0.22

Dilutive Securities
 Management recognition
   plan shares                                 140,120
 Stock option plan shares                       61,369

Diluted earning per share:
 Income available to
   common shareholders
   plus assumed conversions     $885,595     4,159,063    $0.21



                                                        Per Share
For the Three Months Ended        Income      Shares      Amount

 June 30, 1997

Net Income                       $649,506
Basic earnings per share:
 Income available to
   common shareholders           $649,506    4,180,358    $0.16


Dilutive Securities:
 Management recognition
   plan shares                                 174,545
 Stock option plan shares                       63,124

Diluted earnings per share:
 Income available to
   common shareholders
    plus assumed conversion      $649,506    4,418,027    $0.15



                                                        Per Share
For the Nine Months Ended         Income       Shares      Amount

   June 30, 1998

Net income                     $2,280,033
Basic earnings per share:
 Income available to
   common shareholders         $2,280,033    4,057,863    $0.56

Dilutive Securities:
 Management recognition
   plan shares                                 140,120
 Stock option plan shares                       68,993

Diluted earning per share:
 Income available to
   common shareholders
   plus assumed conversions   $2,280,033     4,266,976    $0.53


   June 30, 1997

Net income                     $2,421,914
Basic earnings per share:
 Income available to
   common shareholders         $2,421,921    4,251,494    $0.57

Dilutive Securities:
 Management recognition
   plan shares                                 174,545
 Stock option plan shares                       53,497

Diluted earning per share:
 Income available to
   common shareholders
   plus assumed conversions   $2,421,914     4,479,535    $0.54

Changes in previously
 reported EPS:
                              For the Period ended June 30, 1997
                                 Three Months        Nine Months


Earnings per share,
 as reported:                       $0.15              $0.56
Earnings per share,
 as restated:
 Basic                              $0.16              $0.57
 Diluted                            $0.15              $0.54

4.   PENDING ACCOUNTING PRONOUNCEMENTS

The AICPA has issue Statements of Position 98-1, Accounting for the cost of Computer Software Developed or Obtained for Internal Use. This statement requires capitalization of external direct cost of materials and services; payroll and payroll-related cost for employees directly associated; and interest cost during development of computer software for internal use (planning and preliminary cost should be expensed). Also, capitalization cost of computer software developed or obtained for internal use should be amortized on a straight-line basis unless another systematic and rational basis is more representative of the software's use.

This statement is effective for financial statements for fiscal years beginning after December 15, 1998 and is should not be applied retroactively to Financial Statements of prior periods.

Statements of Financial Accounting Standards ("SFAS") No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," revises employers' disclosures about pension and other postretirement benefit plans. It does no change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful. The Statement suggest combined formats for presentation of pension and other postretirement benefit disclosures.

This Statement is effective for fiscal years beginning after December 15, 1997. Earlier application is encouraged Restatement of disclosures for earlier periods provided for comparative purposes is required unless the information is no readily available, in which case the notes to the financial statements should include all available information and a description of the information not available.

SFAS No 133, "Accounting for Derivatives Instruments and Hedge Activities," establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities, It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fain value.

This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Initial application of this Statement should be as of the beginning of an entity's fiscal quarter, on that date, hedging relationships must be designated anew and documented pursuant to the provisions of this Statement. Earlier application of all of the provisions of this Statement is encouraged, but it is permitted only as of the beginning of any fiscal quarter that begins after issuance of this Statement.
This Statement should not be applied retroactively to financial statements of prior periods.

Management believes there will be no material effect on the consolidated financial statements from the adoption of these pronouncements.



Part 1
Item 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
OPERATIONS

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

Comparisons of Financial Conditions at June 30, 1998 and
September 30, 1997

Total assets increased by $47.3 million, or 21.9%, from $215.9 million at September 30, 1997 to $263.2 million at June 30, 1998. The increase in total assets was primarily attributed to a $37.9 million increase in securities available for sale and $13.1 million increase in loans receivable.

Equity increased $72,000 since September 30, 1997, which was primarily attributed to a $2.2 million increase in the unrealized gain on securities available for sale, the $2.3 million in net income for the nine month period, and the $800,000 net change in unearned compensation related to the benefit plans which were partially offset by the purchase of $4.3 million in treasury stock, the declaration of dividends of $970,000.

Comparison of Results of Operations for the Three Months Ended
June 30, 1998 and 1997

The company reported net income for the three months ended June 30, 1998 of $886,000 as compared to $650,000 for the three months ended June 30, 1997. The $236,000 or 36.3% increase in income for the three months ended June 30, 1998 was primarily an increase in non-interest income of $396,000 and a decrease of non-interest expense of $70,000 offset by a $133,000 decrease in net interest income after provision for loan loss and an increase of $96,000 in provision for income tax expense.

Net Interest Income

Net interest income after provision for loan losses for the three months ended June 30, 1998 amounted to $1.7 million as compared to $1.9 million for the three months ended June 30, 1997. Total interest income increased $670,000 during the quarter ended June 30, 1998 as compared to the same three month period of the prior year. This increase resulted primarily from increased interest and fees on the higher average balance in interest earning assets discussed above. Total interest expense increased $773,000 during the second quarter 1998 compared to the same three month period of the previous year. The above resulted from the increase in FHLB advances to help fund the $12.4 million growth in Securities and the $4.8 million growth in loans receivable for the quarter ended June 30, 1998.

Provision for Loan Losses

A $30,000 provision for loan losses was made during the third quarter of 1998 to correspond with the volume in the mortgage and consumer loan portfolio. There was no provision made for
loan loss reserve during the third quarter of 1997.   This
adjustment reflects management's estimates which took into account historical experience, the amount of nonperforming assets, and general economic condition. Total nonperforming assets at June 30, 1998 were $736,000, compared to $633,000 at June 30, 1997.

Noninterest Income

Noninterest income increased $396,000 from $85,000 for the three months ended June 30, 1997 to $481,000 for the three months ended June 30, 1998. This increase was primarily attributable to increased fee income and gains on sales of securities, which are included in other income.

Noninterest Expense

Noninterest expense decreased $70,000 from $920,000 for the three months ended June 30, 1997 to $850,000 for the three months ended June 30, 1998. Chief reasons for the decrease were the decrease in compensation expense associated with the benefit plans and a decrease in other expense which was mainly training expense associated with the new branch.

Provision for Income Tax

Income tax expense for the three months ended June 30, 1998 increased $96,000 to $474,000 as compared to income tax expense of $378,000 for the three months ended June 30, 1997. This increase is the result of the increase in income before income taxes.

Comparisons of Results of Operations for the Nine Months Ended
June 30, 1998 and 1997.

The Company reported net income for the nine months ended June 30, 1998 of $2.3 million as compared to $2.4 million for the nine months ended June 30, 1997. The decrease in income for the nine months ended June 30, 1998 was due mainly to an increase in interest expense related to the increase in FHLB advances used to fund the special dividend paid in May 1997 as well as the Company's loan growth offset by an increase in non-interest income relating to increase fee income and gain on sale of securities.

Net Interest Income

Net interest income after provision for loan losses for the nine months ended June 30, 1998 amounted to $5.2 million as compared to $5.7 million for the nine months ended June 30, 1997. Total interest income increased $1.3 million during the nine months ended June 30, 1998 as compared to the same nine month period of the prior year. This increase resulted primarily from increased interest and fees on the higher average balance in interest earning assets. Total interest expense for the nine month period ended June 30, 1998 increased $1.8 million compared to the same nine month period of the prior year. The above resulted from the increase in FHLB advances to fund the strong growth in interest earning assets.

Provisions for Loan Losses

A $55,000 provision for loan losses was made during the nine months ended June 30, 1998, to correspond with the volume in the mortgage and consumer loan portfolio, compared to the $10,000 provision made during the nine months ended June 30, 1997. This adjustment reflects management's estimates which took into account historical experience, the amount of nonperforming assets, and general economic conditions. Charge offs , net of recoveries for the nine month period ended June 30, 1998 were $69,000. The allowance for loan losses at June 30, 1998 was $576.000 compared to $580,000 at June 30, 1997.

Noninterest Income

Non-interest income increased $664,000 from $251,000 for the nine months ended June 30, 1997 to $915,000 for the nine months ended June 30, 1998. This increase was attributable to increased fee income and the gain on the sale of securities available for sale.

Noninterest Expense

Noninterest expense increased by $469,000 from $2.1 million for the nine months ended June 30, 1997 to $2.6 million for the nine months ended June 30, 1998. The increase was primarily due to an increase in compensation expense associated with the establishment of the benefit plans approved by the shareholders at the 1996 annual meeting, adding loan officers, and raising personnel levels to staff the Company's new Branch, as well as operational costs associated with the new Branch.

Provision for Income Tax

Income tax expense for the nine months ended June 30, 1998 decreased by $209,000 to $1.2 million as compared to the income tax expense of $1.4 million for the nine months ended June 30, 1997. This decrease was due to the overall decrease in income before income taxes.

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

The Bank is required to maintain certain levels of regulatory capital. At June 30, 1998, the Bank was in compliance with all regulatory capital requirements.

Year 2000 Issue

The Year 2000 Problem ( the "Y2K") is the programming problem caused by some computer software programs and hardware systems using only two digits to indicate a year and assuming that the first two digits of any year are "19". Risks to the Company if its computer systems are not Y2K compliant include the inability to process customer deposits or checks drawn on the Bank, inaccurate interest accruals and maturity dates of loans and time deposits, and the inability to update accounts for daily transactions. Other risks to the Company exist if certain of its vendors', suppliers', and customers' computer systems are not Y2K compliant. These risks include the inability for the Banks to communicate with its data processing center if phone systems are not working, the interruption of business in the event of power outrages, the inability of loan customers to comply with repayment terms if their business is interrupted, and the inability to make payment for checks drawn on the Bank, receive payment for checks deposited by the Banks's customers or invest excess funds if the Federal Reserve Bank's or correspondent banks' are not Y2K.

The Company's most important mission critical system is the software and hardware responsible for maintaining and processing general ledger, deposits, and loan accounts. The Vendors of this software and hardware have had independent confirmation that their products are Y2K compliant. The Bank will be involved in a test of their systems in the forth quarter of 1998. Testing of all systems is scheduled to be complete by the end of 1998. The Company is in the process of contacting its key vendors, suppliers and customers to determine their Y2K compliance. The Company is also in the process of establishing a contingency plan, which is scheduled to be completed by the end of 1998.



The Company estimates that the cost of testing and updating its systems for Y2K compliance to be less than $50 thousand.




                  PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, the Company and any subsidiaries may be a party to various legal proceedings incident to its or their business. At June 30, 1998, there were no legal proceedings to which the Company or any subsidiary was a party, or to which any of their property was subject, which were expected by management to result in a material loss.


Item 2. Changes in Securities

        None


Item 3. Defaults Upon Senior Securities

        None


Item 4. Submission of Matters to a Vote of Security Holders
        None

Item 5. Other Information

        Not applicable

Item 6. Exhibits and Reports on Form 8-K

         Reports on Form 8-K during the quarter ended June 30,
         1998

         1. On June 10, 1998 the Company filed a current report on Form 8-K announcing H. Lewis Whitfield had been named as the new President for the Company and it's subsidiary, the Bank.





                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        COMMUNITY FEDERAL BANCORP, INC.


Date:     August  14, 1998               (S) Jim Ingram
                                         Jim Ingram,
                                         Chief Executive Officer

Date:     August  14, 1998               (S) Sherry McCarty
                                         Sherry McCarty,
                                         Chief Financial Officer