Form 10-K
period 1998-09-30
COMMUNITY FEDERAL BANCORP INC
filed 1998-12-29
CIK 1004524

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON D.C.  20549
                             FORM 10-K

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
       OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
           FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998

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

The registrant's revenues for its most recent fiscal year were $3,050,813.

The aggregate market value of the registrant's outstanding common stock held by non-affiliates of the registrant at December 10, 1998 was approximately $52,240,247(based on 3,425,590 shares at the most recent trading price of which management was aware ($15.250 on December 10, 1998) (for this purpose, the registrant's directors and executive officers and stock benefit plans and trusts have not been deemed to be non-affiliates).

The total number of outstanding shares of the registrant's common stock at September 30, 1998 was 4,318,250.

Transitional small business disclosure format: No.

                DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant's 1998 Annual
Meeting of Stockholders (the "Proxy Statement") are incorporated by reference in Part III of this form.

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

The Savings Bank is a federally chartered savings bank that was organized on August 25, 1994 as a subsidiary of the Mutual Holding Company. The Savings Bank and its predecessors have conducted business in Tupelo, Mississippi and surrounding communities through an office in downtown Tupelo since 1933 and a new branch office located on West Main Street in Tupelo, since September 1997. At September 30, 1998, the Company had $275.3 million of total assets, $217.8 million of total liabilities, including $144.8 million of deposits, and $57.6 million of equity.

The Savings Bank is primarily engaged in attracting deposits from the general public and using that and other available sources of funds to originate loans secured by one- to four-family residences (one-to-four family units) primarily located in its Primary Market Area. Such loans amounted to $116.7 million or 83% of the Savings Bank's total net loan portfolio, at September 30, 1998. To a lesser extent, the Savings Bank originates other mortgage loans secured by multi-family and non-residential real estate, which amounted to $5.8 million or 4.1% of the total net loan portfolio, at September 30, 1998 and construction loans for one-to-four family and multi-family residences which amounted to $4.6 million or 3.2% of the Savings Bank's total net loan portfolio as of that same date. In addition, the Savings Bank also originates loans to local businesses and consumer loans to individuals. As of September 30, 1998, the commercial loans amounted to $12 million or 8.5% of the Savings Bank's total net loan portfolio. Automobile loans together with loans secured by savings accounts and other consumer loans had a total balance of $5.2 million or 3.7% of the Savings Bank's total net loan portfolio as of September 30, 1998. The Savings Bank also has an investment portfolio consisting of mortgage-backed securities which are insured by federal agencies, and collateralized mortgage obligations, U.S. government and agency obligations, obligations of the State of Mississippi and its political subdivisions, mutual funds and FHLB, FNMA, and FHLMC stock. As of September 30, 1998, the carrying value of investments that management has the intent and ability to hold until maturity was $2.7 million and the carrying value of investments that were available for sale was $119.8 million. In addition, as of that same date, the Savings Bank's aggregate cash and interest-bearing deposits in other banks totaled $3.7 million.

Market Area

The Savings Bank generally conducts business through its main office located in Tupelo, Mississippi, the county seat of Lee County, Mississippi. Tupelo is located in northeastern Mississippi, approximately 90 miles southeast of Memphis, Tennessee. Tupelo's population was 30,685 in 1990, an increase from 23,905 in 1980. Between 1980 and 1990, Lee County grew from 57,061 to 65,581 people. This section of the state has grown 13% faster in population than the remainder of Mississippi due to its diverse economic base. A diversified manufacturing base of over 200 companies is represented in Lee County alone, which is considered part of the Mid-South region that includes southern Tennessee and northeastern Alabama. Manufacturing, product marketing and convention business, health care, agriculture, retail, entertainment, and recreation are significant sectors of economic activity.

Lee County is one of three counties in Mississippi that have shown consistent growth in the manufacturing sector from 1960 to 1997. During that period manufacturing jobs increased from 5,087 to 16,650. Non-manufacturing jobs increased from 4,062 in 1960 to 34,360 in 1997. Major employers in Lee County include Tecumseh, a Fortune 500 company, which operates two plants in the county producing air conditioning and refrigerator compressors, Action Industries, a furniture manufacturer, and Cooper Tire & Rubber Company and North Mississippi Medical Center, the largest rural hospital in the United States. The medical center is the largest employer in the county. Retail sales also provide a strong component in the economy, totaling $1,280,100,000 in 1997. A large shopping mall, the Mall at Barnes Crossing, had 10 million visitors in 1997.

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

The North Mississippi Medical Center, with more than 200 doctors representing more than 40 medical and surgical specialties, is located in Tupelo. The medical center is the State's largest hospital and is one of only two hospitals in the South affiliated with the National Cancer Institute.

In agriculture, Lee County economic activity is diversified among forestry products (chip mills, saw mills, and plywood products), cattle, cotton, soybean, poultry and egg production, and milk production. Forestry represents the largest segment of agricultural activity and represented $60.3 million in production in 1991.

In education, the Tupelo School District was the tenth largest in the State in 1997. By comparison, in 1985, the district was the 18th largest in the State. More than half of the certified school system staff hold masters degrees or better. A branch of the University of Mississippi is located in Tupelo providing accredited business and educational degree programs on the graduate and undergraduate level. Neighboring Itawamba Community College provides vocational programs. It is one of ten charter members of the National Coalition of Advanced Technology Centers in the nation. The Tupelo-Lee County Vocational Technical Center features modern vocational training in electronics, business computer applications and computer-assisted drafting. Tupelo is the home to the Technology Center.

Lending Activities

General. As a federally chartered savings association, the Savings Bank has general authority to originate and purchase loans secured by real estate located throughout the United States. Notwithstanding this nationwide lending authority, substantially all of the mortgage loans in the Savings Bank's portfolio are secured by properties located in its Primary Market Area.

Since the enactment of FIRREA in 1989, a savings association generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. At September 30, 1998, the Savings Bank's loans-to-one borrower limit was $7.6 million and its five largest loans or groups of loans-to-one borrower, including related entities, were $1.9 million, $1.7 million, $1.6 million, $1.5 million, and $1.5 million. Each of these loans is secured by real estate, a substantial portion of which is rental property. All of these loans or groups of loans were performing in accordance with their terms at September 30, 1998.

Loan Portfolio Composition. The following table sets forth the composition of the Savings Bank's loan portfolio by type of loan at the dates indicated:


                                          September 30,
                                1998           1997            1996

                           Amount    %     Amount    %     Amount    %
Mortgage Loans:
One-to-four family res.   116,674   82.50  108,628  85.31  102,021  86.73
Multi-family and non-res.   5,822    4.12    6,082   4.77    7,165   6.09
Construction loans          4,587    3.24    3,148   2.47    3,337   2.84
  Total mortgage loans    127,083   89.87  117,858  92.55  112,523  95.66

Commercial Loans:
Real Estate                10,840    7.67    4,495   3.53      966    .82
Other                       1,209     .85    2,837   2.23    2,287   1.95
  Total commercial loans   12,049    8.52    7,332   5.76    3,253   2.77

Consumer Loans:
Real Estate                   306     .22        0   0.00        0   0.00
Other                       4,984    3.52    4,561   3.58    4,211   3.57
  Total consumer loans      5,290    3.74    4,561   3.58    4,211   3.57
  Total loans             144,422  102.13  129,751 101.89  119,987 102.00

Less:
Loans in process            1,799    1.27    1,388   1.09    1,356   1.15
Unearned discounts
 and net deferred
 loan origination fees        453     .32      438    .34      428   0.36
Allowance for loan losses     756     .53      590    .46      572   0.49
  Loans receivable, net   141,414  100.00  127,335 100.00  117,631 100.00




                                        September 30,
                                     1995             1994
                                Amount     %     Amount     %
Mortgage Loans:
One-to-four family res.         86,716   88.50   75,811   89.97
Multi-family and non-res.        5,946    6.07    6,728    7.98
Construction loans               3,310    3.38    1,120    1.33
  Total mortgage loans          95,972   97.94   83,659   99.28

Commercial Loans:
Real Estate                          0    0.00        0    0.00
Other                            1,537    1.57        0    0.00
  Total commercial loans         1,537    1.57        0    0.00

Consumer Loans:
Real Estate                          0    0.00        0    0.00
Other                            2,653    2.71    1,828    2.17
  Total consumer loans           2,653    2.71    1,828    2.17
  Total loans                  100,162  102.22   85,487  101.45

Less:
Loans in process                 1,279    1.31      429    0.51
Unearned discounts and
 net deferred loan
 origination fees                  343     .35      267    0.32
Allowance for loan losses          552     .56      522    0.62
  Loans receivable, net         97,988  100.00   84,269  100.00



Contractual Principal Repayments and Interest Rates. The following table sets forth certain information at September 30, 1998 regarding the dollar amount of loans maturing in the Savings Bank's portfolio, based on the contractual terms to maturity, before giving effect to net items. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year.


                          Over     Over    Over    Over
                        3 Months 6 Months 1 Year  3 Years
               3 Months  Through  Through  Over
               or Less  6 Months  1 Year  3 Years 5 Years 5 Years  Total
                                       (In thousands)
Mortgage Loans
 Adjustable         1         0        1      51     399  58,422  58,874
 Fixed          4,510       824      451   1,673   4,066  56,685  68,209

Consumer          986       831      880   1,212   1,056     325   5,290

Commercial        693     1,314    1,113     120   1,903   6,906  12,049
         Total  6,190     2,969    2,445   3,056   7,424 122,338 144,422


The following table sets forth the dollar amount of all loans, before net items, due after one year from September 30, 1998 which have fixed interest rates or which have adjustable interest rates.


                                    Fixed    Adjustable
                                    Rates       Rates     Total
                                          (In thousands)

One-to-four family residential     52,296       56,901   113,889
Multi-family and non-residential   10,127        1,971    12,098
Consumer                            2,593            0     2,593
Commercial                          8,930            0     8,930
      Total                        73,946       58,872   137,510


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

The Savings Bank's loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan and the adequacy of the value of the property that will secure the loan. A loan application file is first reviewed by a loan officer of the Savings Bank and then, in most cases, is submitted for approval to the Loan Committee. In addition, the Savings Bank's President and Chief Executive Officer have been delegated authority to approve any loan authorized under the Savings Bank's real estate lending policy.

The Savings Bank originates substantially all of the mortgage loans in its portfolio and holds them until maturity. In fiscal 1994 the Savings Bank purchased $900,000 of automobile loans to diversify its loan portfolio and to shorten the term of its average contractual maturity. It had no purchases of consumer or other loans in fiscal 1998, 1997, 1996 nor 1995 but has instead established a consumer lending department which originated $6.2 million,$5.6 million and $5.3 million of consumer loans in fiscal 1998, 1997,and 1996, respectively. It also began offering commercial loans during fiscal 1996 and originated $11.5 million, $6.0 million and $2.1 million of commercial loans during 1998, 1997 and 1996, respectively. During this three-year period, the Savings Bank had loan sales of $2.8 million and $1.1 million in fiscal 1998 and 1997, respectively, consisting of first mortgage loans with terms of 30 years and secured by one-to-four family residences.

During the 1980s, the Savings Bank sold a small percentage of the mortgage loans it originated to FNMA but retained the servicing on such loans. The Savings Bank no longer actively sells loans with servicing rights retained. As a result, the servicing portfolio has decreased from $5.7 million at September 30, 1993 to $963 thousand at September 30, 1998 due to principal repayments. See Note 5 of the Notes to Financial Statements.

The following table shows total loans originated, loan reductions, and the net increase in Community's loan portfolio during the periods indicated:


                                             Year Ended September 30,
                                               1998      1997     1996
                                                    (In thousands)

Loan Originations:
One-to-four family residential                $42,938  $27,320   $34,978
Multi-family and nonresidential                 3,350       49       263
Construction                                    6,713    4,554     8,199
Commercial                                     11,512    5,968     2,149
Consumer                                        6,259    5,642     5,345
Total loans originated                         70,772   43,533    50,934

Purchases                                           0        0       372
Total loans originated and purchased           70,772   43,533    51,306

Sales and Loan Principal Repayments:
Loans sold proceeds                              2,895   1,060         0
Loan repayments                                 53,617  32,580    31,629
Total loans sold proceeds and loan
  principal repayments                          56,512  33,640    31,629
Loan originations (repayments), net             14,260   9,893         0
Increase (decrease) due to other items, net       (181)   (189)     (34)
Net increase (decrease) in net loan portfolio  $14,079  $9,704   $19,643

                                         Year Ended September 30,

                                                 1995     1994
                                                (In thousands)
Loan Originations:
One-to-four family residential                 $19,673   $20,821
Multi-family and nonresidential                      0     2,062
Construction                                     5,478     1,346
Commercial                                       1,608         0
Consumer                                         3,425       905
Total loans originated                          30,184    25,134

Purchases                                            0       900
Total loans originated and purchased            30,184    26,034

Sales and Loan Principal Repayments:
Loans sold proceeds                                220       130
Loan repayments                                 17,201    26,243
Total loans sold proceeds and loan
 principal repayments                           17,421    26,373
Loan originations (repayments), net             12,763      (339)
Increase (decrease) due to other items, net        956       179
Net increase (decrease) in net loan portfolio $ 13,719      (160)



One-to-Four Family Residential Loans. The primary lending activity of the Savings Bank is the origination of loans secured by first mortgage liens on one-to-four family residences. At September 30, 1998, $114.3 million or 81% of the Savings Bank's total net loan portfolio consisted of one-to-four family first mortgage residential loans. As of such date the average balance of the Savings Bank's one-to-four family mortgage loans was $41,600.

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

The Savings Bank offers fixed-rate one-to-four family residential loans with terms up to 15 years. Such loans are amortized on a monthly basis with principal and interest due each month and customarily include "due-on-sale" clauses. While the Savings Bank reserves the right to enforce such a clause in any case, it has been its practice to waive the clause in most cases. As of September 30, 1998, approximately 99.8% of all of the Savings Bank's mortgage loan portfolio consisted of conventional loans; the remainder is loans insured by the Federal Housing Administration or partially guaranteed by the Department of Veterans Affairs.

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

Since 1982, the Savings Bank has been offering adjustable-rate loans in order to decrease the vulnerability of its operations to changes in interest rates. All of the adjustable-rate mortgage loans in its portfolio have interest rates that adjust on an annual basis. The demand for adjustable-rate loans in the Savings Bank's primary market area has been a function of several factors, including the level of interest rates, the expectations of changes in the level of interest rates and the difference between the interest rates offered for fixed-rate loans and adjustable-rate loans. The relative amount of fixed rate and adjustable-rate residential loans that can be originated at any time is largely determined by the demand for each in a competitive environment. As interest rates fluctuated since 1982, the demand for fixed- and adjustable-rate loans has changed as the Savings Bank's customers have preferred adjustable rates in a high interest-rate environment and fixed-rate loans as interest rates decreased. In order to continue to increase and then to maintain a high percentage of adjustable-rate one-to-four family residential loans, the Savings Bank has offered various forms of adjustable-rate loans and in some cases has purchased mortgage-backed securities and CMOs collateralized by adjustable-rate mortgage loans. As a result, at September 30, 1998, $56.5 million, or 48%, of the one-to-four family residential loans in the Savings Bank's loan portfolio (before net items) consisted of adjustable-rate loans.

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

Due to the generally lower rates of interest prevailing in recent periods, the Savings Bank's ability to originate adjustable-rate loans has decreased as consumer preference for fixed-rate loans has increased. However, the Savings Bank has continued to originate adjustable-rate one-to-four family residential loans during this period by offering an adjustable-rate loan with an origination fee but no points and only minimal closing costs. As a result, even as consumer preference for such loans decreased, adjustable-rate mortgage loans represented $11 million or 25.8% of the Savings Bank's total originations of one-to-four family residential loans during the year ended September 30, 1998 as compared to 44% and 41% of such originations for the years ended September 30, 1997 and 1996, respectively.

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

Non-Residential Real Estate and Multi-Family Residential Loans. At September 30, 1998, $5.8 million or 4.12% of the Savings Bank's total net loan portfolio, consisted of loans secured by existing non-residential and multi-family residential real estate. The Savings Bank's non-residential and multi-family real estate loans include primarily loans secured by small office buildings, family-type business establishments and apartment buildings. All of the Savings Bank's non-residential and multi-family real estate loans are secured by properties located in the Savings Bank's Primary Market Area. The average amount of the Savings Bank's non-residential and multi-family real estate loans was $111,950 at September 30, 1998 and the largest was $1.7 million. Originations of non-residential real estate and multi-family residential real estate amounted to 4.7%, .11%, and
 .52% of the Savings Bank's total loan originations in fiscal 1998, 1997, and 1996, respectively.

The Savings Bank's non-residential and multi-family loans have terms which range up to 25 years and loan-to-value ratios of up to 80%. The Savings Bank originates both fixed- and adjustable-rate non-residential and multi-family real estate loans. As of September 30, 1998, $2 million, or 34% of the Savings Bank's non-residential and multi-family residential real estate loans had adjustable rates of interest. A potential borrower must demonstrate that he or she has the ability to make principal and interest payments assuming a 2% increase in the interest rate from the rate at the time of origination.

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

Construction Loans. The Savings Bank makes construction loans to individuals for the construction of their residences and to developers for the construction of one-to-four family and multi-family residences. Construction lending is generally limited to the Savings Bank's Primary Market Area. At
September 30, 1998, construction loans amounted to $4.6 million or 3.24% of the Savings Bank's total net loan portfolio. Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, owner-occupied real estate because of the uncertainties of construction, including possible delays in completing the structure, the possibility of costs exceeding the initial estimates and the need to obtain a tenant or purchaser if the property will not be owner occupied. In the event of a delay in the completion of the construction, the Savings Bank may grant an extension, but such extensions are generally conditioned upon the payment of interest in full for the initial term.

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

The majority of construction loans to builders or developers are to selected local developers with whom the Bank is familiar and are for the construction of single-family dwellings on a pre-sold or on a speculative basis. The Bank generally limits to two the number of unsold houses which a builder may have under construction in a project. Construction loans to developers are generally made for a one- to two-year term depending on the size and scope of the project. Payment of accrued interest generally is required on at least a semiannual basis and the amount of a loan is generally based on the owner's equity in the property but may not exceed 80% of appraised value or contract price. Loan proceeds are disbursed in stages after inspection of the project indicates that such disbursements are for expenses which have already been incurred and which have added to the value of the project.

Consumer Loans. Subject to the restrictions contained in federal laws and regulations, the Savings Bank also is authorized to make loans for a wide variety of personal or consumer purposes. In order to broaden the mix of the retail financial services the Savings Bank offers to its customers, in fiscal 1995 the Savings Bank established a new department that, among other things, originates consumer loans. The Savings Bank's consumer loans consist primarily of automobile loans originated by the Savings Bank and loans secured by savings accounts. Consumer loans at September 30, 1998 were $5.3 million, or 3.74%, of the Savings Bank's total net loan portfolio consisted of consumer loans.


As of September 30, 1998, the Savings Bank's consumer loans also consisted of loans secured by accounts at the Savings Bank which amounted to $571,000 or .40% of its total net loan portfolio. Such a loan is structured to have a term that ends on the same date as the maturity date of the certificate securing it or if secured by a passbook account has a six-month term with a hold on withdrawals that would result in the balance being lower than the loan balance. Typically these loans require semi-annual payments of interest only.

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

Commercial Loans. Subject to the restrictions contained in federal laws and regulations, the Savings Bank is authorized to make secured and unsecured commercial business loans for corporate and agricultural purposes, including issuing letters of credit. At September 30, 1998, $12 million, or 8.52%, of the Savings Bank's total net loan portfolio consisted of commercial business loans, all of which were secured. The Savings Bank began originating commercial business loans in fiscal 1995 and they accounted for 16% of the total loan originations during the year ended September 30, 1998.

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

In accordance with SFAS No. 91, which deals with the accounting for non-refundable fees and costs associated with originating or acquiring loans, the Savings Bank's loan origination fees and certain related direct loan origination costs are offset, and the resulting net amount is deferred and amortized as interest income over the contractual life of the related loans as an adjustment to the yield of such loans. At September 30, 1998, the Savings Bank had $453,000 of net loan fees which had been deferred and are being recognized as income over the estimated maturities of the related loans. See Notes 1 and 5 of the Notes to the Consolidated Financial Statements.

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

As of September 30, 1998, the Savings Bank's total non-performing loans amounted to $831,000, or .59% of total net loans, compared to $969,000, or .76% of total net loans, at September 30, 1997.

The following table sets forth the amounts and categories of Community's non-performing assets at the dates indicated.
Community had no troubled debt restructuring during the periods shown on the table below:


                                           September 30,
                               1998   1997   1996   1995   1994
Non-Accruing Loans:
One-to-four family res.        $666    969   $717   $715   $560
Multi-family and non-res.       162      0      0      0      0
Construction                      2      0      0      0      0
Commercial                        0      0      0      0      0
Accruing Loans Greater
  Than 90 Days Delinquent:
One-to-four family res.           0      0      0    116    203
Multi-family and non-res.         0      0      0      0      0
Construction                      0      0      0      0      0
Commercial                        0      0      0      0      0
Consumer                          1      0      0      0      0
Total non-performing loans     $831    969   $717    838    763

Real estate owned (1)           110    117      0    139    141
Total non-performing assets    $941 $1,086   $717   $977   $904

Total non-performing loans
  as a percentage of
  total net loans               .59%   .76%   .61%   .86%   .91%

Total non-performing assets
  as a percentage of
  total assets                  .34    .50%   .35%   .60%   .58%



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

The Savings Bank's classified assets at September 30, 1998 consisted of $455,000 of loans classified as special mention, $656,000 of loans classified as substandard, $175,000 of loans classified as doubtful and no loans classified as loss. As of September 30, 1998, total classified assets amounted to .47% of total assets.

The following table sets forth the Savings Bank's classified assets at the dates indicated:


                                    September 30,
                                1998     1995     1994
Classification:
 Special mention              $  455   $  167   $  754
 Substandard                     656      806      736
 Doubtful                        175      162        0
 Loss                              0        0        0
   Total classified assets    $1,286   $1,135   $1,490

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

At September 30, 1998, the Savings Bank's allowance for loan losses was $756,000 compared to $590,000 at September 30, 1997. As of September 30, 1998 and 1997, all of the Savings Bank's allowance for loan losses was a general valuation allowance. The following table sets forth the activity in Community's allowance for loan losses during the periods indicated.


                                1998   1997   1996   1995   1994
Allowance at beginning
 of period                      $590   $572   $552   $522   $500

Provisions                       235     20     20     30     25

Charge-offs:
 Mortgage loans:
   One-to-four family res.        10      0      0      0     12
   Multi-family and nonres.               0      0      0      0
   Construction                           0      0      0      0
      Total mortgage loans        10      0      0      0     12
 Commercial loans:
   Real Estate                    53      0      0      0      0
   Other                           0      0      0      0      0
      Total commercial loans      53      0      0      0      0
Consumer loans:
   Real Estate                     0      0      0      0      0
   Other                           6      2      0      0      0
      Total consumer loans         6      2      0      0      0
      Total charge-offs           69      2      0      0     12
Recoveries                         0      0      0      0      0
      Net charge-offs             69      2      0      0      3
Allowance at end of period      $756   $590   $572   $552   $522

Allowance for loan losses
 to total non-performing
 loans at end of period        90.97% 60.89% 79.78% 65.87  68.41%

Allowance for loan losses
 to total net loans at
 end of period                   .53%   .46%   .49%   .56%   .62%


The following table presents the allocation of the allowance for loan losses to the total amount of net loans in each category listed at the dates indicated.

                                    September 30,
                            1998                  1997
                               % of Loans            % of Loans
                                 in Each               in Each
                               Category to           Category to
                      Amount    Total Loans   Amount  Total Loans

Mortgage loans        $630       89.87%       $501      92.55%
Commercial              88        8.52          54       5.76
Consumer loans          38        3.74          35       3.58
Total allowance
 for loan losses      $756       102.13%      $590     101.89%



                                  September 30,
                          1996                    1995
                             % of Loans              % of Loans
                               in Each                 in Each
                             Category to             Category to
                    Amount   Total Loans    Amount   Total Loans
Mortgage loans       $511       95.66%       $509       97.94%
Commercial             31        2.77          15        1.57
Consumer loans         30        3.57          28        2.71
Total allowance
 for loan losses     $572      102.00%       $552      102.22%


                      September 30,
                          1994
                             % of Loans
                               in Each
                             Category to
                    Amount   Total Loans
Morgage loans        $497       99.28%
Commercial              0        0.00
Consumer loans         25        2.17
Total allowance
 for loan losses     %522      101.45%


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

The Company's securities portfolio includes mortgage-backed securities which are insured or guaranteed by the FHLMC, GNMA, or the FNMA and CMOs, all of which are backed by FHLMC, GNMA, and FNMA securities. Mortgage-backed securities and CMOs increase the quality of the Company's assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Company. In addition, at September 30, 1998, $38 million or 39.3% of the mortgage-backed securities in the Company's mortgage-backed securities and CMOs portfolio were secured by pools of adjustable-rate mortgages. Mortgage-backed securities and CMOs of this type serve to reduce the interest rate risk associated with changes in interest rates. Investments in mortgage-backed securities and CMOs as well as investments in other investment securities are managed by the Company's Investment Committee in accordance with the Company's Portfolio and Investment Policy.

The following table sets forth the carrying value of the Company's investment portfolio at the dates indicated:

                                            September 30,
                                        1998      1997      1996
Securities available for sale:(1)
U.S. government and federal
 agencies bonds and notes            $  5,023   $ 7,978   $14,870
State and local bonds and notes           176       609       964
Mortgage-backed securities             59,017    23,643    23,687
Collateralized mortgage obligations    34,962    26,225    22,531
Equity securities                      17,149    12,685    10,244
Mutual funds                            3,472     2,836     2,816
Total securities available for sale  $119,799   $73,976   $75,112

Securities held to maturity: (2)
U.S. government and federal
 agencies bonds and notes            $      0   $     0   $     0
State and local bonds and notes             0         0         0
Corporate bonds and notes                   0         0         0
Mortgage-backed securities                  0         0         0
Collateralized mortgage obligations     2,742     4,157     4,756
Total securities available for sale  $  2,742   $ 4,157   $ 4,756

Total securities                     $122,541   $78,133   $79,868



The following tables set forth information regarding the scheduled maturities, amortized costs, fair value and weighted average yields for the Company's securities at September 30,1998:


                                     One Year or Less  One to Five Years
                                    Carrying  Average  Carrying  Average
                                      Value    Yield     Value    Yield
Securities available for sale:(1)
U.S. treasury and government
  obligations                       $      0   0.00%   $      0   0.00%
Mortgage-backed securities             3,171   7.21       7,360   6.92
Collateralized mortgage
  obligations                              0   0.00         250   5.25
Equity securities and mutual
  funds                               20,620   5.38%          0   0.00
Total securities available
  for sale                          $ 23,791   5.62%   $  7,610   6.87%

Securities held to maturity:(2)
Collateralized mortgage
  obligations                       $      0   0.00%   $  1,001   6.00%
Total securities held to maturity
Total securities                    $ 23,791   5.62%   $  8,611   6.77%



                                   Five to Ten Years        Other
                                   Carrying  Average  Carrying  Average
                                     Value    Yield     Value    Yield
Securities available for sale:(1)
U.S. treasury and government
  obligations                       $ 5,199    6.58%  $     0     0.00%
Mortgage-backed securities            4,201    6.41    44,285     6.97
Collateralized mortgage
  obligations                         6,113    6.05    28,599     6.53
Equity securities and mutual
  funds                                   0       0         0     0.00
Total securities available for sale $15,513    6.33%  $72,884     6.80%

Securities held to maturity:(2)
Collateralized mortgage
  obligations                       $ 1,249    5.81%  $   492    6.53%
Total securities held to maturity     1,249    5.81       492    6.53
Total securities                    $16,762    6.29%  $73,386    6.80%



(1) The carrying value is the approximate fair value of the security at each reporting date.

(2) The carrying value is the amortized cost of the security at each reporting date.




Cash and Interest-Bearing Deposits in Other Banks

The Savings Bank also had cash on hand and cash due from and on deposit with other banks amounting to $3.8 million, $5.4 million, and $4.2 million at September 30, 1998, 1997, and 1996, respectively.

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

Deposits. The Company's deposits are attracted principally from within the Company's primary market area through the offering of a wide selection of deposit instruments, including checking accounts, NOW accounts, money market accounts, regular savings accounts, and term certificate accounts. Included among these deposit products are individual retirement accounts of approximately $12 million at September 30, 1998. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit and the interest rate. As of September 30, 1998, the certificates of deposit with principal amounts of $100,000 or more totaled to $36.4 million, as compared to $37.4 million at September 30, 1997.

Interest rates paid, maturity terms, service fees and withdrawal penalties are established by the Savings Bank on a periodic basis. Determination of rates and terms are predicated on funds acquisition and liquidity requirements, rates paid by competitors, growth goals and federal regulations. Rates on deposits of $100,000 or more are usually negotiated with the depositor.

The following table sets forth the dollar amount of deposits in the various types of deposit programs offered at the dates indicated:



                                         September 30,
                             1998             1997              1996
                        Amount     %     Amount     %      Amount     %

Certificates
  of deposit           123,955   85.60  112,585   84.83  112,347   85.28

Transaction accounts:
Saving accounts          6,754    4.67    6,741   10.09    6,873    5.22
Checking and
 NOW accounts           14,093    9.73   13,392    5.08   12,520    9.50
Total transaction
  accounts              20,847   14.40   20,133   15.17   19,393   14.72
Total deposits         144,802  100.00  132,718  100.00  131,740  100.00



The following table sets forth the savings activities of the Savings Bank during the periods indicated:


                                   Year Ended September 30,
                                  1998       1997       1996
Net increase (decrease)
  before interest credited     $12,084    $(5,819)   $(7,893)
Interest credited                7,336      6,797      5,079
Net increase (decrease)
  in deposits                  $ 4,748    $   978    $(2,814)



The following table sets forth the change in dollar and amount of deposits in the various types of accounts offered by the savings
Bank between the dates indicated:

                                            Increase
                                           (Decrease)
                      Balance at              from     Balance at
                        Sep 30,    % of      Sep 30,     Sep 30,    % of
                         1998    Deposits     1997        1997    Deposits

Interest-bearing and
  noninterest bearing
  demand deposits     14,092,613    9.73     701,049   13,391,564   10.09
Passbook savings       6,754,054    4.67      12,598    6,741,456    5.08
Certificates of
 deposit             123,954,946   85.60  11,369,576  112,585,370   84.83
Total                144,801,613  100.00  12,083,223  132,718,390  100.00


                           Increase
                          (Decrease)
                             from         Balance at
                            Sep 30,         Sep 30,     % of
                             1996            1996      Deposits
Interest-bearing and
 noninterest bearing
 demand deposits             871,766     12,519,798      9.05
Passbook savings            (131,582)     6,873,038      5.22
Certificates of deposit      237,773    112,347,597     85.28
Total                        977,957    131,740,433    100.00



The following table sets forth the maturities of Community's certificates of deposit having principal amounts of $100,000 or more at September 30, 1998:


Certificate of Deposit Maturing
      in Quarter Ending:                    Amount

December 31, 1998                        $ 6,853,262
March 31, 1999                            10,316,996
June 30, 1999                              5,978,664
September 30, 1999                         4,920,622

After September 30, 1999                   2,240,781
   Total certificates of deposit
     balances of more than $100,000      $30,310,326


The following table sets forth the certificates of deposit in the Savings Bank classified by rates at the dates indicated:


                         At September 30,
                        1998          1997

4.00%--4.99%         $ 14,418      $ 15,966
5.00%--5.99%           63,793        61,190
6.00%--6.99%           45,629        35,322
7.00%--7.99%              115           107
                     $123,955      $112,585


The following table sets forth the amount and maturities of the Savings Bank's certificates of deposit at September 30, 1998.



                             Over One      Over Two       Over Three
                 One Year  Year Through  Years Through  Years Through
                  or Less    Two Years    Three Years     Four Years

4.00% to 4.99%    $ 14,418   $      0     $      0       $      0
5.00% to 5.99%      50,432      8,555        3,424          1,382
6.00% to 6.99%      40,000      3,048        2,429             53
7.00% to 7.99%         115



                   Over
                Four Years      Totals

4.00% to 4.99%    $          $ 14,418
5.00% to 5.99%                 63,793
6.00% to 6.99%                 45,530
7.00% to 7.99%          99        214
                             $123,955


Deposits in the Savings Bank as of September 30, 1998 were represented by the various programs described below.



                                                             % of
Interest Minimum                         Minimum             Total
  Rate    Term     Category               Amount  Balances  Deposits

  2.75    None  Passbook Savings              50  6,754,054   4.67
  2.50    None  Golden Now                   500  1,442,872   1.00
  0.00    None  Non-interest Checking        100    121,446    .08
  2.50    None  Silver Now                   300    356,339    .25
  3.25    None  Daily Money Market         2,500  5,914,460   4.08
  0.00    None  Student Checking              50      5,171    .00
  2.50    None  Courtesy Now                 100    474,831    .33
  0.00    None  Community First Checking      50  1,087,190    .75
  2.75    None  Super Now                  1,500  1,805,360   1.25
  5.00    None  Community First Advantage 25,000  2,684,537   1.85
  0.00    None  Commercial Checking          100     97,870    .07
  0.00    None  Small Business Checking      100    102,537    .07

                                                                  % of
Interest  Minimum                            Minimum              Total
  Rate     Term      Certificates             Amount   Balances  Deposits

                   Fixed Term, Fixed Rate,
  5.10   12 month  Renewable                   1,000  21,787,885  15.05

                   Fixed Term, Negotiated
  5.25    6 month  Jumbo Rate, Non-renew.    100,000   4,160,669   2.87

                   Fixed Term, Fixed Rate,
  5.25   30 month  Renewable                   1,000   3,050,508   2.11

                   Fixed Term, Fixed Rate,
  5.20   24 month  Renewable                   1,000  10,119,088   6.99

                   Fixed Term, Fixe Rate,
  4.85   182 day   Renewable                   1,000  13,589,188   9.38

                   Fixed Term, Negotiated
  5.50   12 month  Jumbo Rate, Non-renew.    100,000  31,343,035  21.64

                   Fixed Term, Fixed Rate,
  4.10   91 day    Renewable                   1,000     935,333    .65

                   Fixed Term, Fixed Rate,
  5.15   18 month  Renewable                   1,000   1,336,055    .92

                   Fixed Term, Fixed Rate,
  5.30   36 month  Renewable                   1,000   5,982,851   4.13

                   Fixed Term, Fixed Rate,
  5.40   48 month  Renewable                   1,000  11,408,961   7.88

                   Negotiated Term, Negotiated
                   Rate, Non-renew.            1,000  20,241,373  13.98

                    Total                            144,801,613 100.00



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

The Company had $65.5 million in FHLB advances outstanding at September 30, 1998.

The following table sets forth the maximum month-end balance and average balance of Community's FHLB advances during the periods indicated. See also, Note 12 to the Consolidated Financial
Statements.

                                Year Ended September 30,
                               1998       1997      1996

Maximum balance              $65,451    $18,282    $1,000
Average balance               41,178      6,944       250
Weighted average interest
 rate of FHLB advances          5.30%      5.93%      5.98%



The following table sets forth certain information as to Community's long-term (terms to maturity in excess of 90 days) and short-term (terms to maturity of 90 days or less) FHLB advances at the dates indicated:


                                    1998      1997    1996

FHLB long-term advances            26,451   $14,000     $0
Weighted average interest rate       5.18%     6.05%  0.00%
FHLB short-term advances           39,000     4,282      0
Weighted average interest rate       5.38%     5.54%  0.00%


Competition

The Savings Bank faces strong competition both in attracting deposits and making real estate loans. Its most direct competition for deposits has historically come from other savings associations, credit unions, and commercial banks located in Northeast Mississippi, including many large financial institutions which have greater financial and marketing resources available to them. In addition, the Savings Bank has faced additional significant competition for investors' funds from short-term money market securities and other corporate and government securities. The ability of the Savings Bank to attract and retain savings deposits depends on its ability to generally provide a rate of return, liquidity, and risk comparable to that offered by competing investment opportunities.

The Savings Bank experiences strong competition for real estate loans primarily from commercial banks, and mortgage banking companies. The Savings Bank competes for loans principally through the interest rates and loan fees it charges and the efficiency and quality of services it provides borrowers.

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

The lending activities of savings associations have historically emphasized long-term, fixed-rate loans secured by one-to-four family residences, and the primary source of funds of such institutions has been deposits. The deposit accounts of savings associations generally bear interest rates that reflect market rates and largely mature or are subject to repricing within a short period of time. This factor, in combination with substantial investments in long-term, fixed-rate loans, has historically caused the income earned by savings associations on their loan portfolios to adjust more slowly to changes in interest rates than their cost of funds. In addition, during the 1980s, the Savings Bank sold a small percentage of the mortgage loans it originated to FNMA but retained the servicing on such loans. The Savings Bank no longer actively sells loans with servicing rights retained. As a result, the servicing portfolio has decrease from $5.7 million at September 30, 1993 to $963 thousand at September 30, 1998 due to principal repayments. See
Note 5 of the Notes to Financial Statements.

The Savings Bank originates both fixed-and adjustable-rate residential real estate loans as market conditions dictate. In the current interest rate environment, it generally offers fixed-rate loans up to a 15-year term and adjustable-rate loans with a maximum term of 30 years. Prior to fiscal 1998 all of the adjustable-rate loans in the Savings Bank's loan portfolio were indexed to the National Average Mortgage Rate Index, published by the FHLB System monthly. During fiscal 1998 the Bank began using the One Year Treasury Index. All the adjustable-rate loans are adjusted on an annual basis after an initial fixed-rate period of up to three years. While the Savings Bank does not currently sell any of its adjustable-rate one-to-four family residential loans, a substantial portion of such loans in the Savings Bank's portfolio would qualify for sale and securitization under FHLMC, FNMA, and Government National Mortgage Association ("GNMA") guidelines. At September 30, 1998, $57.8 million or 40% of the Savings Bank's loans, before net items, were fixed-rate one-to-four family residential mortgages, and $56.4 million or 39% were adjustable-rate one-to-four family residential first mortgage loans. All of these adjustable loans have interest rates that adjust annually after an initial fixed-rate period of up to three years with a substantial majority adjusting one year after origination.

As market demand for adjustable-rate mortgage loans has decreased, the Savings Bank has combined origination of shorter-term fixed-rate loans and one-year adjustable loans with the purchase of low-risk collateralized mortgage obligations ("CMOs") and government-related securities with a maturity or average life of five years or less or with adjustable rates and investment in mutual funds. All of the Savings Bank's CMOs are backed by U.S. government securities and are first-tranche CMO investments to minimize risk. The Savings Bank's mutual funds portfolio consists of funds backed by short-term U.S. government securities and adjustable-rate loans secured by one-to-four family residences. During fiscal 1995, the Savings Bank also began to originate consumer and commercial loans. Emphasis on shorter term and adjustable-rate loans and securities helps the Savings
Bank limit its exposure to rising interest rates.

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

At September 30, 1998, based on the most recent available information provided by the Office of Thrift Supervision ("OTS"), it was estimated, on an unaudited basis, that the Bank's net portfolio value ("NPV") (the net present value of the Bank's cash flows from assets, liabilities, and off-balance sheet items) would decrease 6%, 12%, 19%, and 25% in the event of 1%, 2%, 3%, and 4%, respectively, increase in market interest rates, and decrease 3%, 2%, 1% and 0% in the event of a 1%, 2%, 3% and 4%, respectively, decrease in market interest rates. These calculations indicate that the Bank's NPV could be adversely affected by increases or decreases in interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, prepayments, and deposit run-offs and should not be relied upon as indicative of actual results. Certain shortcomings are inherent in such computations. In order to mitigate its interest rate risk, the Bank maintains substantial capital levels that management believes are sufficient to sustain unfavorable movements in market interest rates.

The OTS uses NPV calculation to monitor institutions' Interest Rate Risk ("IRR"). The application of the OTS' methodology quantifies IRR as the change in the NPV which results from a theoretical 200 basis point increase or decrease in market interest rates. If the NPV from either calculation would decrease by more than 2% of the present value of the institution's assets, the institution must deduct 50% of the amount of the decrease in excess of such 2% in the calculation of risk-based capital. The IRR regulations were originally effective as of January 1, 1994, subject to a two quarter "lag" time between the reporting date of the data used to calculate an institution's interest rate risk and the effective date of each quarter's interest rate risk component. However, the Director of the OTS indicated that it would waive the capital deductions for institutions with a greater than "normal" risk until the OTS publishes an appeals process, which the OTS expects will occur shortly. If implemented, the Savings Bank would still have exceeded the regulatory requirement.

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

Activities Restrictions. There are generally no restrictions on the activities of a savings and loan holding company which holds only one subsidiary savings institution. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution, the Director may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings institution; (ii) transactions between the savings institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings institution subsidiary of such a holding company fails to meet a Qualified Thrift Lender ("QTL") test, then such unitary holding company also shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings institution requalifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company.

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

In addition, Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the institution's loan to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be make on terms substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore,
Section 22(g) places additional restrictions on loans to executive officers. At September 30, 1998, the Savings Bank was in compliance with the above restrictions.

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

On December 19, 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was enacted into law. The FDICIA provides for, among other things, the recaptilization of the Bank Insurance Fund ("BIF"); the authorization of the FDIC to make emergency special assessments under certain circumstances against BIF members and members of the Savings Association Insurance Fund ("SAIF"); the establishment of risk-based deposit insurance premiums; and improved examinations and reporting requirements. The FDICIA also provides for enhanced federal supervision of depository institutions based on, among other things, an institution's capital level.

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

Banking legislation was enacted September 30, 1996 to eliminate the premium differential between SAIF-insured institutions and BIF-insured institutions. The FDIC Board of Directors met October 8, 1996 and approved a rule that states that except for the possible impact of certain exemptions for de novo and "weak" institutions, established the special assessment necessary to recapitalize the SAIF at 65.7 basis points of SAIF assessable deposits held by effected institutions as of March 31, 1995. The legislation provides that all SAIF member institutions pay a special one-time assessment to recapitalize the SAIF assessable deposits held by effected institutions as of March 31, 1995. The legislation provides that all SAIF member institutions pay a special one-time assessment to recapitalize the SAIF, which in the aggregate is sufficient to bring the reserve ratio in the SAIF to 1.25% of insured institutions. The legislation also provides for the merger of the BIF and the SAIF, with such merger being conditioned upon the prior elimination of the thrift charter.

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

Current OTS capital standards require savings institutions to satisfy three different capital requirements. Under these standards, savings institutions must maintain "tangible" capital equal to at least 1.5% of adjusted total assets, "core" capital equal to at least 3% of adjusted total assets and "total" capital (a combination of core and "supplementary" capital) equal to at least 8.0% of "risk-weighted" assets. For purposes of the regulation, core capital generally consists of common equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Tangible capital is given the same definition as core capital but does not include qualifying supervisory goodwill and is reduced by the amount of all the savings institution's intangible assets, with only a limited exception for purchased mortgage servicing rights. The Savings Bank had no goodwill or other intangible assets at September 30, 1998. Both core and tangible capital are further reduced by an amount equal to a savings institution's debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). These adjustments do not affect the Savings Bank's regulatory capital. Supplementary capital generally consists of hybrid capital instruments; perpetual preferred stock which is not eligible to be included as core capital; subordinated debt and intermediate-term preferred stock; and general allowances for loan losses up to a maximum of 1.25% of risk-weighted assets.

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

At September 30, 1998 and 1997, the Savings Bank exceeded all of its regulatory capital requirements. The following table sets forth the Savings Bank's compliance with applicable regulatory capital requirements at September 30, 1998 and 1997:


                                                  For Capital
                                    Actual     Adequacy Purposes
                                Amount  Ratio    Amount  Ratio
September 30, 1998:
Total capital (to risk
  weighted assets)             $44,003  40.6%    $8,672   8.0%
Tier 1 (core) capital
 (to risk weighted assets)      43,247  39.9        N/A   N/A
Tier 1 (core) capital
 (to adjusted total assets)     43,247  16.5      7,840   3.0
Tangible capital (to
 adjusted total assets)         43,247  16.5      3,920   1.5

September 30, 1997:
Total capital (to risk
  weighted assets               43,555  47.5      7,335   8.0
Tier 1 (core) capital
 (to risk weighted assets)      42,965  46.9        N/A   N/A
Tier 1 (core) capital
 (to adjusted total assets)     42,965  21.5      5,938   3.0
Tangible capital (to
 adjusted total assets)         42,965  21.5      2,969   1.5


                                  To Be Well
                               Capitalized Under
                               Prompt Corrective
                               Action Provisions
                                Amount     Ratio
September 30, 1998:
Total capital (to risk
  weighted assets)              $10,840    10.0%
Tier 1 (core) capital
 (to risk weighted assets)        6,504     6.0
Tier 1 (core) capital
 (to adjusted total assets)      13,066     5.0
Tangible capital (to
 adjusted total assets)             N/A     N/A

September 30, 1997:
Total capital (to risk
  weighted assets               $9,169     10.0%
Tier 1 (core) capital
 (to risk weighted assets)       5,502      6.0
Tier 1 (core) capital
 (to adjusted total assets)      9,896      5.0
Tangible capital (to
 adjusted total assets)            N/A      N/A


The following table is a reconciliation of the Bank's stockholder's equity to tangible, Tier 1, and risk-based capital as required by the OTS:



                                        1998       1997

Stockholders' equity                 $ 50,876   $ 48,604
Unrealized gain on securities
  available for sale                   (7,629)    (5,639)
     Tangible and Tier 1 capital       43,247     42,965
Allowance for loan losses                 756        590
     Total risk based capital        $ 44,003    $43,555

Total assets                         $273,631   $205,627
Adjusted total assets                 261,327    199,988
Total risk weighted assets            108,401     91,693



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

Prompt Corrective Action. Under Section 39 of the FDIA, as added by the FDICIA, each federal banking agency was required to implement a system of prompt corrective action for institutions which it regulates. The federal banking agencies, including the OTS, adopted substantially similar regulations to implement
Section 38 of the FDIA, effective as of December 19, 1992. Under the regulations, an institution is deemed to be (i) "well capitalized" if it has total risk-based capital of 10.0% or more, than a Tier 1 risk-based capital ratio of 6.0% or more, has a Tier 1 leverage capital ratio of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more and a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized," (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a Tier 1 leverage capital ratio that is less than 3.0%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.
Section 38 of the FDIA and the regulations promulgated thereunder also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized).

An institution generally must file a written capital restoration plan which meets specified requirements with an appropriate federal banking agency with 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. A federal banking agency must provide the institution with written notice of approval or disapproval within 60 days after receiving a capital restoration plan, subject to extensions by the agency.

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

At September 30, 1998, the Savings Bank was deemed a "well capitalized" institution for purpose of the above regulations and as such was not subject to the above mentioned restrictions.

Safety and Soundness. On November 18, 1993, a joint notice of proposed rule making was issued by the OTS, the Office of the Comptroller of the Currency and the Federal Reserve Board (collectively, the "agencies") concerning standards for safety and soundness required to be prescribed by regulation pursuant to
Section 39 of the FDIA. In general, the standards relate to (1) operational and managerial matters; (2) asset quality and earnings; and (3) compensation. The operational and managerial standards cover (a) internal controls and information systems,
(b) internal audit system, (c) loan documentation, (d) credit underwriting, (e) interest rate risk exposure, (f) asset growth, and (g) compensation, fees and benefits. Under the proposed asset quality and earnings standards, the Savings Bank would be required to maintain (1) a maximum ratio of classified assets (assets classified substandard, doubtful and to the extent that related losses have not been recognized, assets classified loss) to total capital of 1.0%, and (2) minimum earnings sufficient to absorb losses without impairing capital. The last ratio concerning market value to book value was determined by the agencies not to be feasible. Finally, the proposed compensation standard states that compensation will be considered excessive if it is unreasonable or disproportionate to the services actually performed by the individual being compensated. If an insured depository institution or its holding company fail to meet any of the standards promulgated by regulation, then such institution or company will be required to submit a plan within 30 days to the FDIC specifying the steps it will take to correct the deficiency. In the event that an institution or company fails to submit or fails in any material respect to implement a compliance plan within the time allowed by the agency, Section 39 of the FDIA provides that the FDIC must order the institution or company to correct the deficiency and may (1) restrict asset growth; (2) require the institution or company to increase its ratio of tangible equity to assets; (3) restrict the rates of interest that the institution or company may pay; or (4) take any other action that would better carry out the purpose of prompt corrective action. The Savings Bank believes that it will be in compliance with each of the standards if they are adopted as proposed.

Liquidity Requirements. Each savings institution is required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowing payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings institutions. At the present time, the required minimum liquid asset ratio is 4%. At September 30, 1998, the Savings Bank's liquidity ratio was in excess of the required minimum.

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

At September 30, 1998, the Savings Bank was a Tier 1 institution for purposes of this regulation.

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

Legislation enacted in 1996 expands the QTL test to provide savings associations with greater authority to lend and diversify their portfolios. In particular, credit card and educational loans may now be made by savings associations without regard to any percentage-of-assets limit, and commercial loans may be made in an amount up to 10 percent of total assets, plus an additional 10 percent for small business loans. Loans for personal, family and household purposes (other than credit card, small business and educational loans) are now included without limit with other assets that, in the aggregate, may account for up to 20% of total assets. At September 30, 1998, the qualified thrift investments of the Savings Bank were substantially in excess of 65%.

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

As a member, the Savings Bank is required to purchase and maintain stock in the FHLB of Dallas in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year. At September 30, 1998, the Savings Bank had $3.3 million in FHLB stock, which was in compliance with this requirement.

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

Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain average daily reserves equal
to various percentages against their  accounts.    The
percentages are subject to adjustment by the Federal Reserve Board. At September 30, 1998, the Savings Bank met its reserve requirement. Because required reserves must be maintained in the form of vault cash or a non-interest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets.

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


Earnings appropriated to the Savings Bank's tax bad debt reserves and claimed as tax deductions will not be available for the payment of cash dividends or other distributions to the Company (including distributions made upon dissolution or liquidation), unless the Savings Bank includes the amounts distributed in taxable income, along with the amounts deemed necessary to pay the resulting federal income tax. At September 30, 1998, the Savings Bank includes the amounts distributed in taxable income, along with the amounts deemed necessary to pay the resulting federal income tax.

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

Executive Officers Who Are Not Directors

The following individuals are executive officers of the Company who do not serve on the Board of Directors.

                   Age at
                September 30,
    Name            1998        Position(s) With the Company

Gill Simmons         64       Vice President--Mortgage Loans
Jack Johnson         59        Vice President--Operations and
                                               Compliance
Mark Burleson        32        Vice President-Consumer/Commercial Lending
Sherry McCarty       49        Chief Financial Officer
_________________________________________________________________________


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

Sherry McCarty is Chief Financial Officer. Ms. McCarty joined the Savings Bank in 1967 and during her tenure has also served as Controller.

Employees

The Savings Bank had 33 full time employees at September 30,
1998. None of the employees is represented by a collective bargaining agreement.


ITEM 2.--DESCRIPTION OF PROPERTY

The following table sets forth information regarding the Association's offices at September 30, 1998:


                                    Net Book
                                    Value at  Approximate  Owned
                           Year      Sep 30,    Square       or
                          Opened      1998      Footage    Leased
Main Office:
 333 Court Street
 Tupelo, Mississippi       1969      $152        10,000     Owned

West Main Street Branch:
 3425 West Main Street
 Tupelo, Mississippi       1997    $1,326         3,500     Owned

The net book value of the Company's investment in furnishings and equipment totaled $518 at September 30, 1998.


ITEM 3.--LEGAL PROCEEDINGS

From time to time, the Company is a party to various legal proceedings incident to its business. At September 30, 1998, there were no legal proceedings to which the Company or its subsidiary was a party, or to which any of their property was subject, which were expected by management to result in a material loss.


ITEM 4.--SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of securities holders during the fourth quarter of fiscal 1998.


ITEM 5.--MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The information contained in the 1998 Annual report under the caption "Market for Common Stock and Related Stockholder matters" is incorporated herein by reference.


ITEM 6.--SELECTED FINANCIAL DATA

The information required herein is incorporated by reference from page 2 of the Annual Report.


ITEM 7.--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The information required herein by this item is incorporated by reference from pages 35 to 41 of the annual report.


ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

(Dollars in thousands except per share amounts)


                                          1998
                         First  Second    Third    Fourth    Total

Interest revenue        $3,800  $3,988   $4,296   $4,415   $16,499
Interest expense         2,051   2,255    2,535    2,732     9,573
Net interest revenue     1,749   1,733    1,761    1,683     6,926

Provision for loan
  losses                    10      15       30      180       235
Non-interest revenue       102     332      480    1,290     2,204
Non-interest expense       840     902      851    1,434     4,027
Income before income
  taxes                  1,001   1,148    1,360    1,359     4,868
Income tax expense         341     414      474     588     1,817
Net income              $  660  $  734   $  886   $ 771    $3,051

Net income per share      $.16     $.17    $.21     $.18     $.72

(Dollars in thousands except per share amounts)

                                             1997
                         First   Second     Third   Fourth     Total

Interest revenue        $3,600   $3,606    $3,626   $3,676    $14,508
Interest expense         1,677    1,648     1,762    1,937      7,024
Net interest revenue     1,923    1,958     1,864    1,739      7,484

Provision for loan
  losses                     5        5         0       10         20
Non-interest revenue        66      100        85      (24)       227
Non-interest expense       571      633       921      801      2,926
Income before income
  taxes                  1,413    1,420     1,028      904      4,765
Income tax expense         528      532       378      290      1,728
Net income              $  885   $  888    $  650   $  614    $ 3,037

Net income per share    $  .21   $  .21    $  .15   $  .13    $   .70



Other information required by Item 8 is set forth in the Company's annual report for the year ended September 30, 1998, which appears in Exhibit 13, and is incorporated herein by reference.

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

           No.             Exhibits

          3.1*      Certificate of Incorporation
          3.2*      Bylaws
          4.1*      Specimen Common Stock Certificate
         10.1(a)*   Employee Stock Ownership Plan
          13        Annual Report to Stockholders
          21        List of Subsidiaries

                *Incorporated herein by reference to the
                 Registration Statement file number 33-99962 on Form S-1.

        (b) Reports on Form 8-K during the year ended
            September 30, 1998.

             1. On June 10, the Company filed a current
                report on Form 8-K

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

                        COMMUNITY FEDERAL BANCORP, INC.

Date: December 29, 1998           By: (Signature)
                                  Jim Ingram
                                  Chief Executive Officer
                                  (Duly Authorized Representative)

                                  By: (Signature)
                                  H. Lewis Whitfield
                                  President
                                  (Duly Authorized Representative)

                                  By: (Signature)
                                  Sherry McCarty
                                  Chief Financial Officer
                                  (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the capacities indicated below as of the date indicated above.

Date: December 29, 1998

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