Form 10-Q
period 1998-12-31
COMMUNITY FEDERAL BANCORP INC
filed 1999-02-12
CIK 1004524

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON D.C. 20549


FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 1998


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

       Class                 Outstanding at December 31, 1998
Common Stock,                      4,266,150 shares
$.01 par value











                COMMUNITY FEDERAL BANCORP, INC.


                 PART I.  FINANCIAL INFORMATION

                                                            Page


ITEM 1.  FINANCIAL STATEMENTS:

  CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL              2
    CONDITION AS OF DECEMBER 31, 1998 AND
    SEPTEMBER 30, 1998

  CONDENSED CONSOLIDATED STATEMENTS OF INCOME FOR             3
    THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997

  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS             4
    FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997

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








            Part I. Financial Information
            Item 1. Financial Statements

           COMMUNITY FEDERAL BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                       ASSETS
                                                      December 31  September 30,
                                                             1998           1998

CASH AND CASH EQUIVALENTS                              $6,347,914     $4,070,714

SECURITIES AVAILABLE FOR SALE, at fair value          127,530,360    119,799,017

SECURITIES HELD TO MATURITY,
  fair values of $2,434,000 and
  $2,760,651 respectively                               2,430,178      2,742,209

LOANS RECEIVABLE, net                                 144,517,281    141,414,264

PREMISES AND EQUIPMENT                                  2,908,994      2,944,000

OTHER ASSETS                                            4,524,903      4,350,238
     Total assets                                    $288,259,630   $275,320,442


        LIABILITIES AND STOCKHOLDERS' EQUITY

                                            December 31,  September 30,
                                                1998           1998

DEPOSITS                                   $150,466,951   $144,801,613

FHLB ADVANCES                               $70,022,863    $65,451,449

OTHER LIABILITIES                             8,390,613      7,502,754
      Total liabilities                     228,880,427    217,755,816

STOCKHOLDERS' EQUITY:
 Preferred stock, no par, no shares
  issued, 2,000,000 authorized                        0              0
 Common stock, par $.01 per share,
  4,628,750 issued and outstanding,
  10,000,000 authorized                          46,288         46,288
 Additional paid-in capital                  45,263,967     45,210,144
 Retained earnings                           15,937,232     15,487,717
 Treasury Stock at cost, 350,200
  & 310,500 shares, respectively             (6,326,989)    (5,545,540)
 Unrealized gain on securities
   available for sale, net                    9,512,412      7,643,803
 Unearned compensation                       (5,053,707)    (5,277,786)
   Total stockholders' equity                59,379,203     57,564,626
   Total liabilities and
    stockholders' equity                   $288,259,630   $275,320,442

       The accompanying notes are an integral part of these statements



           COMMUNITY FEDERAL BANCORP, INC.

     CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                     Three Months
                                                     Ended December 31,

                                                             1998           1997

INTEREST INCOME:
  Interest and fees on loans                            2,752,591     $2,595,266
  Interest and dividends on securities
     on Held to Maturity                                   36,940         59,060
  Interest and dividends on securities
    Available for Sale                                  1,707,136      1,146,038
        Total interest income                           4,496,667      3,800,364

INTEREST EXPENSE:
  Interest on deposits                                  1,874,208      1,730,187
  Other interest expense                                  859,834        321,175
        Total interest expense                          2,734,042      2,051,362

PROVISION FOR LOAN LOSSES                                  22,500         10,000
  Net interest income after
   provision for loan losses                            1,740,125      1,739,002

NONINTEREST INCOME:
  Deposit fees                                             35,366         19,736
  Loan servicing fees                                     145,476         69,056
  Other income                                            280,021         12,885
      Total noninterest income                            460,863        101,677

NONINTEREST EXPENSE:
  Compensation and benefits                               638,309        565,147
  Occupancy and equipment                                  58,842         59,574
  Other operating expense                                 258,444        215,206
      Total noninterest expense                           955,595        839,927

      Income before income taxes                        1,245,393      1,000,752
PROVISION FOR INCOME TAXES                                433,655        340,746
NET INCOME                                               $811,738       $660,006

Basic Earnings Per Share                                    $0.21          $0.16
Diluted Earnings Per Share                                  $0.20          $0.15
SHARES OUTSTANDING LESS UNALLOCATED ESOP                3,978,971      4,306,585

     The accompanying notes are an integral part of these statements





           COMMUNITY FEDERAL BANCORP, INC.

               STATEMENT OF CASH FLOWS

             December 31, 1998 AND 1997
                                                           1998           1997

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                             $811,738       $660,006
  Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation                                        38,121         42,858
       Amortization of Premium/discounts, net             117,743         (1,812)
       Amortizatin of Unearned Compensation               277,902        275,825
       Provision for loan losses                           22,500         10,000
       (Gain) loss on sale securities                      (2,086)             0
       Changes in assets and liabilities:
       Decrease in other assets                          (174,665)        43,436
       Increase (decrease) in accrued expenses
          and other liabilities                           222,039      3,019,433
        Total adjustments                                 501,554      3,389,740
        Net cash provided by operating activities       1,313,292      4,049,746
CASH FLOWS FROM INVESTING ACTIVITIES:
  Principal collections and maturities
      on securities available for sale                 10,787,162      7,565,299
  Principal collections and maturities
     on securities held to maturity                       311,062        263,000
  Proceeds from sales of securities                     3,501,114              0
  (Purchase of) proceeds for the sale
    of property and equipment, net                         (3,115)       317,122
   Loan (originations) and principal repayments, net   (3,125,517)    (5,692,631)
   Purchase of securities available for sale          (19,599,878)   (12,764,057)
         Net cash used by investing activities         (8,129,172)   (10,311,267)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in customer deposits, net         5,665,338      1,183,089
  Dividends paid                                         (362,223)      (344,318)
  (Decrease) increase in advances from borrowers for
    taxes and insurance                                         0       (280,729)
   Purchase of stock for stock plan trust                       0         (1,674)
   Purchase of Treasury Stock                            (781,449)             0
  Net change in FHLB advances                           4,571,414      6,032,707
         Net cash provided by financing activities      9,093,080      6,589,075
         Net increase in cash and cash equivalents      2,277,200        327,554
CASH AND CASH EQUIVALENTS, beginning of year            4,070,714      5,437,003
CASH AND CASH EQUIVALENTS, end of period               $6,347,914     $5,764,557


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

The accompanying unaudited condensed consolidated financial statements as of December 31, 1998, and for the three month period then ended, include the accounts of the Company and the Bank. All significant intercompany transactions and accounts have been eliminated in consolidation.

The condensed consolidated financial statements were prepared by the company without an audit, but in the opinion of management, reflect all adjustments necessary for the fair presentation of financial position and results of operations for the three month periods ended December 31, 1998 and 1997. Results of operations for the current interim period are not necessarily indicative of results expected for the fiscal year ended September 30, 1999. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange commission, management believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended September 30, 1998. The accounting policies followed by the Bank are set forth in the summary of significant accounting policies in the Bank's September 30, 1998 consolidated financial statements.

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

3.  EARNINGS PER SHARE

Basic earning per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the three months ended December 31, 1998 and 1997. Common stock outstanding consists of issued shares less treasury stock, unallocated ESOP shares, and shares owned by the MRP and Stock option plan trust. Diluted earnings per share for the three months ended December 31, 1998 and 1997, were computed by dividing net income by the weighted average number of shares of common stock and the dilutive effect of the shares awarded under the MRP and Stock Option plans, based on the treasury stock method using an average fair market value of the stock during the respective periods.

In 1997, the Company adopted SFAS No. 128, "Earnings Per Share," effective December 15, 1997. As a result, the Company's reported earnings per share for 1997 were restated. The following table represents the earnings per share calculations for the three months ended December 31, 1998 and 1997, accompanied by the effect of this accounting change on previously reported earnings per share:

                                                        Per Share
For the Three Months Ended        Income      Shares      Amount

   December 31, 1998
Net Income                       $811,738
Basic earnings per share:
 Income available to
   common shareholders           $811,738    3,834,146    $0.21

Dilutive Securities
 Management recognition
   plan shares                                 150,120
 Stock option plan shares                          241

Diluted earning per share:
 Income available to
   common shareholders
   plus assumed conversions     $881,738    3,984,507    $0.20



                                                        Per Share
For the Three Months Ended        Income      Shares      Amount

 December 31, 1998

Net Income                       $660,006
Basic earnings per share:
 Income available to
   common shareholders           $660,006    4,132,040    $0.16


Dilutive Securities:
 Management recognition
   plan shares                                 174,545
 Stock option plan shares                       63,731

Diluted earnings per share:
 Income available to
   common shareholders
    plus assumed conversion      $660,006    4,370,316    $0.15


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

5.  COMPREHENSIVE INCOME

The Company adopted SFAS No. 130 July 1, 1998. SFAS No. 130 established standards for reporting and display of comprehensive income and its components

The Company has classified certain securities as available for sale in accordance with Financial Accounting Standard Board Statement No. 115. For the three month period ended December 31, 1998 the net unrealized gain on these securities increased by $1.9 million. For the three month period ended December 31, 1997 the net unrealized gain on these securities increase by $2 million. Pursuant to Statement No. 115, any unrealized gain or loss activity of available for sale securities is to be recorded as an adjustment to a separate component of shareholder's equity, net of income tax effect. Accordingly, for the three month periods ended December 31, 1998 and 1997, the Company recognized a corresponding adjustment in the net unrealized gain component of equity

Since comprehensive income is a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period, this change in unrealized gain serves to increase or decrease comprehensive income. The following table represents comprehensive income for the six mont periods ended December 31, 1998 and 1997:

                                                  Three Months
                                                    Ended
                                                  December, 31,
                                                  1998     1997

Net Income                                      $  812   $  660
Other comprehensive income (loss), net of tax:
   Unrealized gain (loss) on securities          1,869    1,956
Comprehensive Income                            $2,681   $2,616




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

Comparisons of Financial Conditions at December 31, 1998 and
September 30, 1998

Total assets increased by $13 million, or 4.7%, from $275 million at September 30, 1998 to $288 million at December 31,
1998. The increase in total assets was primarily attributed to a $7.7 million increase in securities available for sale and $3.1 million increase in loans receivable.

Equity increased $1.8 million since September 30, 1998, which was primarily attributed to a $1.9 million increase in the unrealized gain on securities available for sale, a $812,000 in net income for the three month period, the purchase of $781,000 treasury stock, the $278,000 amortization of unearned compensation and the payment of a $362,600 quarterly cash dividend.

Comparison of Results of Operations for the Three Months Ended
December 31, 1998 and 1997

The company reported net income for the three months ended December 31, 1998 of $812,000 as compared to $660,000 for the three months ended December 31, 1997. The $152,000 or 23% increase in income for the three months ended December 31, 1998 was primarily increased fee income and gain on sale of securities.

Net Interest Income

Net interest income after provision for loan losses for the three months ended December 31, 1998 amounted to $1.7 million the same as the three months ended December 31, 1997. Total interest income increased $696,000 during the quarter ended December 31, 1998 as compared to the same three month period of the prior year. This increase resulted primarily from the increased interest and fees on the higher average balances in securities and loan receivable. Total interest expense increased $683,000 during the first quarter 1999 compared to the same three month period of the previous year. The above resulted from the increase in FHLB advances to help fund the $85 million growth in Securities and the $11.5 million growth in loans receivable for the quarter ended December 31, 1998.

Provision for Loan Losses

A $22,500 provision for loan losses was made during the first quarter of 1999 to correspond with the volume in the mortgage and consumer loan portfolio, as compared to $10,000 for the first quarter of 1998.

                                                          .
This adjustment reflects management's estimates which took into account historical experience, the amount of nonperforming assets, and general economic condition. Total nonperforming assets at December 31, 1998 were $894,000, compared to $987,000 at December 31, 1997.

Noninterest Income

Noninterest income increased $359,000 from $101,600 for the three months ended December 31, 1997 to $460,900 for the three months ended December 31, 1998. This increase was primarily attributable to increased fee income and gains on sales of securities, which are included in other income.

Noninterest Expense

Noninterest expense increased $115,700 from $839,900 for the three months ended December 31, 1997 to $955,600 for the three months ended December 31, 1998. Chief reason for the increase was an increase in compensation expense associated with additional staffing.

Provision for Income Tax

Income tax expense for the three months ended December 31, 1998 increased $93,000 to $434,000, as compared to income tax expense of $341,000 for the three months ended December 31, 1997. This increase is the result of the increase in income before income taxes.



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

The Bank is required to maintain certain levels of regulatory capital. At December 31, 1998, the Bank was in compliance with all regulatory capital requirements.

Year 2000 Issue

The Company is aware of the issue associated with the programming code in existing computer systems as the Year 2000 approaches. The Year 2000 issue is the results of computer programs being written to store and process data using two digits rather than four to define the applicable year. Computer programs that have time sensitive coding may recognize a date using "00" as the year 1900 rather than the year 2000. Systems that do not properly recognize such information could generate erroneous data or cause systems to fail.

The Bank has conducted a review of its computer systems to identify the systems that could be affected by the Year 2000 issue and has developed an implementation plan to resolve the issue. The majority of the Bank's data processing is provided by a third party service bureau. The service bureau is actively involved in resolving Year 2000 issues and has provided the Bank with frequent updates regarding its progress. The service bureau has advised the Bank that it has resolved the majority of the Year 2000 issues. The Bank tested the service bureau's system for Year 2000 compliance during November of 1998. The Bank presently believes that, based on the progress and testing of the Bank's service bureau, the Year 2000 will not posse significant operational problems for the Bank's computer system. In addition, the Bank has developed a contingency plan to address
any unforeseen problems.   The total cost of Year 2000 projects
are not estimated to be material to the financial performance of the Company.




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

         None




                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






Date:     February 11, 1999




Date:     February  11, 1999

COMMUNITY FEDERAL BANCORP,
INC.


(S) Jim Ingram
Jim Ingram,
Chief Executive Officer

S) Sherry McCarty
Sherry McCarty,
Chief Financial Officer