Form 10-Q
period 1999-03-31
COMMUNITY FEDERAL BANCORP INC
filed 1999-05-14
CIK 1004524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549


FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 1999


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

   Class                     Outstanding at March 31, 1999
Common Stock,                      4,266,150 shares
$.01 par value




                   COMMUNITY FEDERAL BANCORP, INC.


                   PART I.  FINANCIAL INFORMATION

                                                            Page

ITEM 1.  FINANCIAL STATEMENTS:

  CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL              2
    CONDITION AS OF MARCH 31, 1999 AND
    SEPTEMBER 30, 1998

  CONDENSED CONSOLIDATED STATEMENTS OF INCOME FOR             3
    THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
    THE SIX MONTHS ENDED MARCH 31, 1999 AND 1998

  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS             4
    FOR THE SIX MONTHS ENDED MARCH 31, 1999 AND 1998

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



                           Part I. Financial Information
                           Item 1. Financial Statements

                          COMMUNITY FEDERAL BANCORP, INC.

             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   unaudited

                                     ASSETS
                                                       March 31,   September 30,
                                                          1999           1998

CASH AND CASH EQUIVALENTS                             $10,470,060     $4,070,714

SECURITIES AVAILABLE FOR SALE, at fair value          142,369,015    119,799,017

SECURITIES HELD TO MATURITY,
  fair values of $2,126,120 and
  $2,760,651 respectively                               2,124,319      2,742,209

LOANS RECEIVABLE, net                                 143,355,356    141,414,264

PREMISES AND EQUIPMENT                                  3,259,514      2,944,000

OTHER ASSETS                                            3,830,083      4,350,238
     Total assets                                    $305,408,347   $275,320,442


                        LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    March 31,   September 30,
                                                      1999           1998

DEPOSITS                                          $152,476,413   $144,801,613

FHLB ADVANCES                                      $87,929,278    $65,451,449

OTHER LIABILITIES                                    6,484,645      7,502,754
      Total liabilities                            246,890,336    217,755,816

STOCKHOLDERS' EQUITY:
 Preferred stock, no par, no shares issued,
   2,000,000 authorized                                      0              0
 Common stock, par $.01 per share, 4,628,750
   issued and outstanding, 10,000,000 authorized        46,288         46,288
 Additional paid-in capital                         45,310,992     45,210,144
 Retained earnings                                  16,270,263     15,487,717
 Treasury Stock at cost, 362,600 and 310,500,
     respectively                                   (6,330,042)    (5,545,540)
 Other Comprehensive income                          8,050,137      7,643,803
 Unearned compensation                              (4,829,627)    (5,277,786)
   Total stockholders' equity                       58,518,011     57,564,626
   Total liabilities and stockholders' equity     $305,408,347   $275,320,442

       The accompanying notes are an integral part of these statements



                        COMMUNITY FEDERAL BANCORP, INC.

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)


                                  Three Months              Six Months
                                 Ended March 31,          Ended March, 31

                                 1998        1997        1999        1998

INTEREST INCOME:
Interest and fees on loans    2,738,355   2,630,220    5,490,946   5,225,486
Interest on securities, HTM      31,976      53,250       68,916     112,310
Interest on securities, AFS   1,888,499   1,304,346    3,595,635   2,450,384
Total interest income         4,658,830   3,987,816    9,155,497   7,788,180

INTEREST EXPENSE:
Interest on deposits          1,825,047   1,746,628    3,699,255   3,476,815
Other interest expense          963,475     507,889    1,823,309     829,064
Total interest expense        2,788,522   2,254,517    5,522,564   4,305,879

PROVISION FOR LOAN LOSSES        22,500      15,000       45,000      25,000
Net interest income after
 provision for loan losses    1,847,808   1,718,299    3,587,933   3,457,301

NONINTEREST INCOME:
Deposit fees                     37,101      20,521       72,467      40,257
Loan servicing fees              96,252     143,367      241,728     233,960
Other income                    188,577     203,459      468,598     216,344
Total noninterest income        321,930     367,347      782,793     490,561

NONINTEREST EXPENSE:
Compensation and benefits       677,183     648,401    1,315,492   1,235,085
Occupancy and equipment          66,904      41,930      125,746      83,948
Other operating expense         352,047     246,716      610,491     479,478
Total noninterest expense     1,096,134     937,047    2,051,729   1,798,511

Income before income taxes    1,073,604   1,148,599    2,318,997   2,149,351
PROVISION FOR INCOME TAXES      377,949     414,167      811,604     754,913
NET INCOME                      695,655     734,432    1,507,393   1,394,438

Basic                             $0.18       $0.18        $0.39       $0.34
Diluted                           $0.18       $0.17        $0.38       $0.32


     The accompanying notes are an integral part of these statements




                        COMMUNITY FEDERAL BANCORP, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

               FOR THE SEX MONTHS ENDED MARCH 31, 1999 AND 1998

                                                        1999           1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                        $1,507,393     $1,394,438
  Adjustments to reconcile net income to
   net cash provided by operating activities:
       Depreciation                                     76,242         60,926
       Amortization of premium/discounts, net          220,506         30,648
       Amortizatin of Unearned Compensation            549,007        560,160
       Provision for loan losses                        45,000         25,000
       Gain on sale securities, AFS, net              (173,018)      (196,069)
       Changes in assets and liabilities:
       Increase (Decrease)in other assets              520,155        (58,010)
       Decrease (Increase) in other liabilities       (896,427)      (664,733)
       Total adjustments                               341,465       (242,078)
        Net cash provided by operating activities    1,848,858      1,152,360
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities and principal payments
      on securities, AFS                            25,900,979     16,503,568
  Proceeds from maturities and principal payments
     on securities, HTM                                305,278        654,962
  Proceeds from sales of securities, AFS             3,671,325        222,096
  (Purchase of) sale of property and equipment        (391,756)       290,195
   Loan (originations) and principal
    repayments, net                                 (1,986,092)    (8,381,638)
   Purchase of securities, AFS                     (51,592,526)   (38,607,997)
         Net cash used by investing activities     (24,092,792)   (29,318,814)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in customer deposits, net      7,674,800      6,319,079
  Dividends paid                                      (724,847)      (653,678)
  Purchase of Treasury Stock                          (784,502)    (1,869,513)
  Purchase of Stock for stock plan trust                              (13,474)
  Proceeds (repayments)in FHLB advances, net        22,477,829     29,632,143
         Net cash provided by financing activities  28,643,280     33,414,557
         Net increase in cash and cash equivalents   6,399,346      5,248,103
CASH AND CASH EQUIVALENTS, beginning of year         4,070,714      5,437,003
CASH AND CASH EQUIVALENTS, end of period           $10,470,060    $10,685,106


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

The accompanying unaudited condensed consolidated financial statements as of March 31, 1999, and for the three and six month periods then ended, include the accounts of the Company and the Bank. All significant intercompany transactions and accounts have been eliminated in consolidation.

The condensed consolidated financial statements were prepared by the company without an audit, but in the opinion of management, reflect all adjustments necessary for the fair presentation of financial position and results of operations for the three and six month periods ended March 31, 1999 and 1998. Results of operations for the current interim period are not necessarily indicative of results expected for the fiscal year ended September 30, 1999. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange commission, management believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended September 30, 1998. The accounting policies followed by the Bank are set forth in the summary of significant accounting policies in the Bank's September 30, 1998 consolidated financial statements.

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

3. EARNINGS PER SHARE

Basic earning per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the three and six months ended March 31, 1998 and 1997. Common stock outstanding consists of issued shares less treasury stock, unallocated ESOP shares, and shares owned by the MRP and Stock option plan trust. Diluted earnings per share for the three and six months ended March 31, 1999 and 1998, were computed by dividing net income by the weighted average number of shares of common stock and the dilutive effect of the shares awarded under the MRP and Stock Option plans, based on the treasury stock method using an average fair market value of the stock during the respective periods.

The following table represents the earnings per share
calculations for the three and six months ended March 31, 1999 and 1998:
                                                        Per Share
For the Three Months Ended      Income      Shares        Amount

   March 31, 1999
Net Income                     $695,655
Basic earnings per share:
 Income available to
   common shareholders         $695,655   3,817,368        $0.18

Dilutive Securities
 Management recognition
   plan shares                               55,676
 Stock option plan shares                         0


Diluted earning per share:
 Income available to common
   shareholders plus assumed
   conversions                 $695,655   3,873,044        $0.18


   March 31, 1998

Net Income                     $734,432
Basic earnings per share:
 Income available to common
   shareholders                $734,432   4,088,553        $0.18


Dilutive Securities:
 Management recognition plan
   shares                                   140,120
 Stock option plan shares                    81,052

Diluted earnings per share:
 Income available to common
  shareholders plus assumed
  conversion                   $734,432   4,309,726        $0.17



                                                        Per Share
For the Six Months Ended        Income      Shares         Amount


   March 31, 1999

Net income                   $1,507,392
Basic earnings per share:
 Income available to common
  shareholders               $1,507,392   3,825,602        $0.39

Dilutive Securities:
 Management recognition
  plan shares                               112,590
 Stock option plan shares

Diluted earning per share:
 Income available to common
  shareholders plus assumed
  conversions                $1,507,392   3,938,192        $0.38


                                                        Per Share
For the Six Months Ended        Income      Shares         Amount


   March 31, 1998

Net income                   $1,394,438
Basic earnings per share:
 Income available to common
  shareholders               $1,394,438   4,108,008        $0.34

Dilutive Securities:
 Management recognition
  plan shares                               140,120
 Stock option plan shares                    72,693


Diluted earning per share:
 Income available to common
  shareholders plus assumed
  conversions                $1,394,438   4,320,821        $0.32

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

The AICPA has issued Statement of Position (SOP) 98-5 Reporting on Cost of Start-up-Activities. This SOP provides guidance on the financial reporting of start-up cost and organization costs. It requires cost of start-up activities and organization cost to be expensed as incurred and the initial application of this SOP should be reported as the cumulative effect of a change in accounting principle. This SOP is effective for financial statements for fiscal years beginning after December 15, 1998. Earlier application is encouraged in fiscal years for which annual financial statements previously have not been issued. Management does not believe that the adoption of this statement will have a material impact on the presentation of the Company's financial condition or results of operations.


5.  COMPREHENSIVE INCOME

The Company adopted SFAS No 130 October 1, 1998 SFAS No. 130 established standards for reporting and display of comprehensive income and its components.

The Company has classified certain securities as available for sale in accordance with Financial Accounting Standard Board Statement No. 115. For the three month period ended March 31, 1999 the net unrealized gain on these securities decreased by $1.5 million and increased $792,000 for the same period in 1998. For the six month periods ended March 31, 1999 and 1998, the net unrealized gain on these securities increased by $406,000 and $2.1 million, respectively. Pursuant to Statement No. 115, any unrealized gain or loss activity of available for sale securities is to be recorded as an adjustment to a separate component of shareholder's equity, net of income tax effect. Accordingly, for the three and six month periods ended March 31, 1999 and 1998, the Company recognized a corresponding adjustment in the net unrealized gain component of equity.

Since comprehensive income is a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period, this change in unrealized gain serves to increase or decrease comprehensive income. The following table represents comprehensive income for the three and six month periods ended March 31, 1999 and 1998:

                    Three Months Ended       Six Months Ended
                          March 31,                March 31,

                     1999         1998        1999       1998
Net income          $ 696        $ 734        $1,507    $1,394
Other Comprehensive
 income(loss),net
 of tax:
   Unrealized gain
     (loss)on
     Securities
     available for
     Sale           (1,463)        792           406     2,146

Total Comprehensive
 Income (loss)      $ (767)      $1,526       $1,914     $3,540

6.  Commitments and contingencies

On January 21, 1999, the Company's Board of Directors approved the Key Employee Retention Plan for certain officers and the Severance
Pay Plan for substantially all employees of the Company and the Bank.
Under the provisions of the Plan, the Company could be continently liable to the employees if an employee is terminated within one year after a change of control of the Company. As of March 31, 1999, the amount the Company could be continently liable would be approximate $295,000.



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

Comparisons of Financial Conditions at March 31, 1999 and
September 30, 1998

Total assets increased by $30 million, or 10.9%, from $275.3 million at September 30, 1998 to $305.4 million at March 31, 1999. The increase in total assets was primarily attributed to a $22.6 million increase in securities available for sale, $1.9 million increase in loans receivable and a $6.4 million increase in cash and cash equivalents.

Equity increased $953,000 since September 30, 1998, which was primarily attributed to $1.5 million in net income for the six month period, a decrease of $448,000 in unearned compensation, and an increase of $406,000 in unrealized gain on securities available for sale, which was partially offset by the purchase of $785,000 in treasury stock and the declaration of dividends of $725,000.

Comparison of Results of Operations for the Three Months Ended
March 31, 1998 and 1997

The company reported net income for the three months ended March 31, 1999 of $696,000 as compared to $734,000 for the three months ended March 31, 1998. The decrease in income for the three months ended March 31, 1999 was due mainly to an increase in non-interest expense and a decrease in non-interest income.

Net Interest Income

Net interest income after provision for loan losses for the three months ended March 31, 1999 amounted to $1.8 million as compared to $1.7 million for the three months ended March 31, 1998. Total interest income increased $671,000 during the quarter ended March 31, 1999 as compared to the same three month period of the prior year. This increase resulted primarily from increased interest and fees on the higher average balance in interest earning assets. Total interest expense increased $534,000 during the second quarter 1999 compared to the same three month period of the previous year. The main reason for this increase is due to an increase in interest expense associated with FHLB advances to fund the growth of $49 million in interest earning assets, since March 31, 1998.

Provision for Loan Losses

A $22,500 provision for loan losses was made during the second quarter of 1999 to correspond with the volume in the mortgage and consumer loan portfolio, as compared to the $15,000 provision for loan losses during the comparable 1998 second quarter. This adjustment reflects management's estimates which took into account historical experience, the amount of nonperforming assets, and general economic condition. Total nonperforming assets at March 31, 1999 were $904,000, compared to $1 million at March 31, 1998. The allowance for loan losses at March 31, 1999 was $800,000 compared to $605,000 at March 31, 1998.


Noninterest Income

Noninterest income decreased $45,000 from $367,000 for the three months ended March 31, 1998 to $322,000 for the three months ended March 31, 1999. This decrease was due primarily to a decrease in Loan servicing fees, as a result of increased loan refinancing during the three months ended March 31, 1998.


Noninterest Expense

Noninterest expense increased $159,000 from $937,000 for the three months ended March 31, 1998 to $1.1 million for the three months ended March 31, 1999. The main reason for this increase was related to compensation expense, office occupancy and equipment expense.

Provision for Income Tax

Income tax expense for the three months ended March 31, 1999 decreased $36,000 to $378,000 as compared to income tax expense of $414,000 for the three months ended March 31, 1998. This decrease is the result of the decrease in income before income taxes.

Comparisons of Results of Operations for the Six Months Ended
March 30, 1999 and 1998.

The Company reported net income for the six months ended March 31, 1999 of $1.5 million as compared to $1.4 million for the six months ended March 31, 1998, an increase of $113,000. The increase in income for the six months ended March 31, 1999 was due mainly to an increase in net interest income.

Net Interest Income

Net interest income after provision for loan losses for the six months ended March 31, 1999 amounted to $3.6 million as compared to $3.5 million for the six months ended March 31, 1998. Total interest income increased $1.4 million during the six months ended March 31, 1999 as compared to the same six month period of the prior year. This increase resulted primarily from increased interest and fees on the higher average balances in interest earning assets. Total interest expense for the six month period ended March 31, 1999 increased $1.2 million compared to the same six month period of the prior year. The above resulted from the increase in FHLB advances to fund the growth in interest earning assets.

Provisions for Loan Losses

A $45,000 provision for loan losses was made during the six months ended March 31, 1999 to correspond with the volume in the mortgage and consumer loan portfolio, compared to the $25,000 provision made during the six months ended March 31, 1998. This adjustment reflects management's estimates which took into account historical experience, the amount of nonperforming assets, and general economic conditions.


Noninterest Income

Non-interest Income increased $292,000 from $491,000 for the six months ended March 31, 1998 to $783,000 for the six months ended
March 31, 1999. This increase was due to increased fee income and gain on the sale of securities available for sale.

Noninterest Expense

Noninterest expense increased by $253,000 from $1.8 million for the six months ended March 31, 1998 to $2.1 million for the six months ended March 31, 1999. The increase was primarily due to an increase in compensation expense and office occupancy and equipment expense.

Provision for Income Tax

Income tax expense for the six months ended March 31, 1999 increased by $57,000 to $812,000 as compared to the income tax expense of $755,000 for the six months ended March 31, 1998. This increase was due to the increase in income before income taxes.

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

The Bank is required to maintain certain levels of regulatory capital. At March 31, 1999, the Bank was in compliance with all regulatory capital requirements.

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

The Bank has conducted a review of its computer systems to identify the systems that could be affected by the Year 2000 issue and has developed an implementation plan to resolve the issue. The majority of the Bank's data processing is provided by a third party service bureau. The service bureau is actively involved in resolving Year 2000 issues and has provided the Bank with frequent updates regarding its progress. The service bureau has advised the Bank that it has resolved the majority of the Year 2000 issues. The Bank tested the service bureau's system for Year 2000 compliance during November of 1998 and again in April, 1999 . The Bank presently believes that, based on the progress and testing of the Bank's service bureau, the Year 2000 will not posse significant operational problems for the Bank's computer system. In addition, the Bank has developed a
contingency plan to address any unforeseen problems.   The total
cost of Year 2000 projects are not estimated to be material to the financial performance of the Company.


                  PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, the Company and any subsidiaries may be a party to various legal proceedings incident to its or their business. At March 31, 1999, there were no legal proceedings to which the Company or any subsidiary was a party, or to which any of their property was subject, which were expected by management to result in a material loss.


Item 2.  Changes in Securities

         None


Item 3.  Defaults Upon Senior Securities

         None


Item 4.  Submission of Matters to a Vote of Security Holders

         At the annual meeting of shareholders held on January 21, 1999, in Tupelo, Mississippi, the shareholders elected directors and ratified the appointment of Arthur Andersen, LLP as Community Federal's independent auditors for 1999. The following is a tabulation of all votes timely cast in person or by proxy by shareholders of Community Federal for the annual meeting:

         To elect directors to three-year terms:

         Nominee                    For               Withheld

         J. Leighton Pettis      3,575,875              23,600
         Robert W. Reed          3,563,675              35,500
         H. Lewis Whitfield      3,568,375              31,100

         To ratify the appointment of Arthur Andersen, LLP as Community Federal's independent auditors for 1999.

         For        3,541,135
         Against       37,300
         Abstain       21,040

Item 5:  Other Information

         Not applicable

Item 6:  Exhibits and Reports on Form 8-K

         On February 12, 1999 the company filed a Registration Statement on form S-8 to register the 1997 stock option plan.





                           SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  COMMUNITY FEDERAL BANCORP, INC.


Date: May 14, 1999                (s)Jim Ingram
                                   Jim Ingram,
                                   Chief Executive Officer

Date: May 14,1999                 (S) H. Lewis Whitfield
                                   H. Lewis Whitfield
                                   President

Date: May 14, 1999                (s)Sherry McCarty
                                   Sherry McCarty,
                                   Vice President
                                   and Chief Financial Officer