Form 10-K/A
period 1998-09-30
COMMUNITY FEDERAL BANCORP INC
filed 1999-08-05
CIK 1004524

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON D.C.  20549
                             FORM 10-K/A

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


                                    Fixed    Adjustable
                                    Rates       Rates     Total
                                          (In thousands)

One-to-four family residential     52,296       56,901   109,197
Multi-family and non-residential   10,127        1,971    12,098
Consumer                            2,593            0     2,593
Commercial                          8,930            0     8,930
      Total                        73,946       58,872   132,818


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



The following table sets forth the maturities of Community's certificates of deposit having principal amounts of $100,000 or more at September 30, 1998:


Certificate of Deposit Maturing
      in Quarter Ending:                    Amount

December 31, 1998                        $12,953,263
March 31, 1999                            10,316,996
June 30, 1999                              5,978,664
September 30, 1999                         4,920,622

After September 30, 1999                   2,240,781
   Total certificates of deposit
     balances of more than $100,000      $36,410,326


The following table sets forth the certificates of deposit in the Savings Bank classified by rates at the dates indicated:


                         At September 30,
                        1998          1997

4.00%--4.99%         $ 14,418      $ 15,966
5.00%--5.99%           63,793        61,190
6.00%--6.99%           45,629        35,322
7.00%--7.99%              115           107
                     $123,955      $112,585


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

As a member, the Savings Bank is required to purchase and maintain stock in the FHLB of Dallas in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year. At September 30, 1998, the Savings Bank had $___ million in FHLB stock, which was in compliance with this requirement.

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