Form 10-Q
period 1999-06-30
COMMUNITY FEDERAL BANCORP INC
filed 1999-08-18
CIK 1004524

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON D.C. 20549


                           FORM 10-Q

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

           For the Quarterly Period Ended June 30, 1999


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

   Class                     Outstanding at June 30, 1999
Common Stock,                      4,266,150 shares
$.01 par value

                COMMUNITY FEDERAL BANCORP, INC.


                 PART I.  FINANCIAL INFORMATION

                                                            Page


ITEM 1.  FINANCIAL STATEMENTS:

  CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL              2
    CONDITION AS OF JUNE 30, 1999 AND
    SEPTEMBER 30, 1998

  CONDENSED CONSOLIDATED STATEMENTS OF INCOME FOR             3
    THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
    THE NINE MONTHS ENDED JUNE 30, 1999 AND 1998

  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS             4
    FOR THE NINE MONTHS ENDED JUNE 30, 1999 AND 1998

  THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
    FURNISHED HAVE NOT BEEN AUDITED BY INDEPENDENT
    CERTIFIED PUBLIC ACCOUNTANTS, BUT REFLECT, IN
    THE OPINION OF MANAGEMENT,ALL ADJUSTMENTS
    NECESSARY FOR A FAIR PRESENTATION OF FINANCIAL
    CONDITION AND THE RESULTS OF OPERATIONS FOR
    THE PERIODS PRESENTED

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF             13
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                  PART II.  OTHER INFORMATION

OTHER INFORMATION                                            18

SIGNATURES                                                   19

                         Part I. Financial Information
                         Item 1. Financial Statements

                         COMMUNITY FEDERAL BANCORP, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                ASSETS

                                                       Unaudited
                                                       June 30,    September 30,
                                                          1999           1998

CASH AND CASH EQUIVALENTS                              $7,804,481     $4,070,714

SECURITIES AVAILABLE FOR SALE, at fair value          149,850,456    119,799,017

SECURITIES HELD TO MATURITY,
  fair values of $1,923,838 and
  $2,760,651 respectively                               1,940,561      2,742,209

LOANS RECEIVABLE, net                                 141,822,405    141,414,264

PREMISES AND EQUIPMENT                                  3,603,325      2,944,000

OTHER ASSETS                                            3,668,603      4,350,238
     Total assets                                    $308,689,831   $275,320,442


        LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       June 30,    September 30,
                                                         1999           1998

DEPOSITS                                            $151,775,659   $144,801,613

FHLB Advances and Other Borrowings                    92,323,014     65,451,449

OTHER LIABILITIES                                      6,338,753      7,502,754
      Total liabilities                              250,437,426    217,755,816

STOCKHOLDERS' EQUITY:
 Preferred stock, no par, no shares issued,
   2,000,000 authorized                                        0              0
 Common stock, par $.01 per share, 4,628,750
   issued and outstanding, 10,000,000 authorized          46,288         46,288
 Additional paid-in capital                           45,355,832     45,210,144
 Retained earnings                                    16,712,436     15,487,717
 Treasury Stock at cost, 362,600 and 310,500,
     respectively                                     (6,330,042)    (5,545,540)
 Other Comprehensive income                            7,073,438      7,643,803
 Unearned compensation                                (4,605,547)    (5,277,786)
   Total stockholders' equity                         58,252,405     57,564,626
   Total liabilities and stockholders' equity       $308,689,831   $275,320,442

       The accompanying notes are an integral part of these statements

                            COMMUNITY FEDERAL BANCORP, INC.

                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                    Three Months               Nine Months
                                   Ended June 30,             Ended June 30,

                                  1999         1998          1999       1998

INTEREST INCOME:
Interest and fees on loans    $2,701,116   $2,733,348    $8,192,062  $7,958,834
Interest on securities, HTM       31,357       43,654       100,273     155,964
Interest on securities, AFS    2,017,476    1,518,525     5,613,111   3,968,909
Total interest income          4,749,949    4,295,527    13,905,446  12,083,707

INTEREST EXPENSE:
Interest on deposits           1,809,786    1,821,721     5,509,041   5,298,536
Other interest expense         1,099,401      713,639     2,922,710   1,542,703
Total interest expense         2,909,187    2,535,360     8,431,751   6,841,239

PROVISION FOR LOAN LOSSES         17,500       30,000        62,500      55,000
Net interest income after
 provision for loan losses     1,823,262    1,730,167     5,411,195   5,187,468

NONINTEREST INCOME:
Deposit fees                      40,917       28,002       113,384      68,259
Loan servicing fees              114,846       87,334       356,574     265,243
Other income                     334,815      365,298       803,413     581,642
Total noninterest income         490,578      480,634     1,273,371     915,144

NONINTEREST EXPENSE:
Compensation and benefits        667,274      616,163     1,982,766   1,795,197
Occupancy and equipment           65,610       46,740       191,356     130,688
Other operating expense          293,888      187,924       904,379     667,402
Total noninterest expense      1,026,772      850,827     3,078,501   2,593,287

Income before income taxes     1,287,068    1,359,974     3,606,065   3,509,325
PROVISION FOR INCOME TAXES       482,273      474,379     1,293,877   1,229,292
NET INCOME                      $804,795     $885,595    $2,312,188  $2,280,033

EARNINGS PER SHARE
Basic                              $0.21        $0.22         $0.60       $0.56
Diluted                            $0.20        $0.21         $0.59       $0.53


     The accompanying notes are an integral part of these statements

                            COMMUNITY FEDERAL BANCORP, INC.

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                   FOR THE NINE MONTHS ENDED JUNE 30, 1999 AND 1998

                                                         1999           1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                          $2,312,188     $2,280,033
  Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation                                      114,363         88,128
       Amortization of premium/discounts, net            351,989         94,973
       Amortization of Unearned Compensation             817,927        836,111
       Provision for loan losses                          62,500         55,000
       Gain on sale securities, AFS, net                (500,279)      (611,836)
       Changes in assets and liabilities:
       Increase (Decrease)in other assets                681,635       (466,115)
       Decrease (Increase) in other liabilities         (457,868)    (1,048,438)
        Total adjustments                              1,070,267     (1,052,177)
        Net cash provided by operating activities      3,382,455      1,227,856

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities and principal payments
      on securities, AFS                              36,350,993     27,320,693
  Proceeds from maturities and principal payments
     on securities, HTM                                  488,824      1,171,736
  Proceeds from sale of securities, AFS                4,013,766        683,605
  (Purchase of) sale of property and equipment          (773,688)       274,465
   Loan (originations) and principal repayments, net    (470,641)   (13,221,213)
   Purchase of securities, AFS                       (71,231,582)   (61,597,176)
         Net cash used by investing activities       (31,622,328)   (45,367,890)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in customer deposits, net        6,974,046     10,378,274
  Dividends paid                                      (1,087,469)      (968,555)
  Purchase of Treasury Stock                            (784,502)    (4,264,576)
  Purchase of Stock for stock plan trust                       0        (13,474)
  Proceeds (repayments)in FHLB advances, net          26,871,565     36,309,777
         Net cash provided by financing activities    31,973,640     41,441,446
         Net increase in cash and cash equivalents     3,733,767     (2,698,588)
CASH AND CASH EQUIVALENTS, beginning of year           4,070,714      5,437,003
CASH AND CASH EQUIVALENTS, end of period              $7,804,481     $2,738,415


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

The accompanying unaudited condensed consolidated financial statements as of June 30, 1999, and for the three and nine month periods then ended, include the accounts of the Company and the Bank. All significant intercompany transactions and accounts have been eliminated in consolidation.

The condensed consolidated financial statements were prepared by the company without an audit, but in the opinion of management, reflect all adjustments necessary for the fair presentation of financial position and results of operations for the three and nine month periods ended June 30, 1999 and 1998. Results of operations for the current interim period are not necessarily indicative of results expected for the fiscal year ended September 30, 1999. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange commission, management believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended September 30, 1998. The accounting policies followed by the Bank are set forth in the summary of significant accounting policies in the Bank's September 30, 1998 consolidated financial statements.

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

3. EARNINGS PER SHARE

Basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the three and nine months ended June 30, 1999 and 1998. Common stock outstanding consists of issued shares less treasury stock, unallocated ESOP shares, and shares owned by the MRP and Stock option plan trust. Diluted earnings per share for the three and nine months ended June 30, 1999 and 1998, were computed by dividing net income by the weighted average number of shares of common stock and the dilutive effect of the shares awarded under the MRP and Stock Option plans, based on the treasury stock method using an average fair market value of the stock during the respective periods.

The following table represents the earnings per share calculations for the three and nine months ended June 30, 1999 and 1998:

                                                            Per Share
For the Three Months Ended          Income      Shares        Amount

   June 30, 1999
Net Income                         $804,795
Basic earnings per share:
 Income available to
   common shareholders             $804,795   3,853,961        $0.21

Dilutive Securities
 Management recognition
   plan shares                                  112,500
 Stock option plan shares                             0


Diluted earning per share:
 Income available to common
   shareholders plus assumed
   conversions                     $804,795   3,966,461        $0.20


   June 30, 1998

Net Income                         $885,595
Basic earnings per share:
 Income available to common
   shareholders                    $885,595   3,957,574        $0.22


Dilutive Securities:
 Management recognition plan
   shares                                       140,120
 Stock option plan shares                        61,369

Diluted earnings per share:
 Income available to common
  shareholders plus assumed
  conversion                       $885,595   4,159,063        $0.21



                                                           Per Share
For the Nine Months Ended           Income      Shares       Amount
June 30, 1999

Net income                       $2,312,188
Basic earnings per share:
 Income available to common
  shareholders                   $2,312,188   3,835,061        $0.60

Dilutive Securities:
 Management recognition
  plan shares                                   112,590
 Stock option plan shares                             0

Diluted earning per share:
 Income available to common
  shareholders plus assumed
  conversions                    $2,312,188   3,947,651        $0.59



                                                            Per Share
For the Nine Months Ended           Income      Shares        Amount
June 30, 1998

Net income                       $2,280,033
Basic earnings per share:
 Income available to common
  shareholders                   $2,280,033   4,057,863        $0.56

Dilutive Securities:
 Management recognition
  plan shares                                   140,120
 Stock option plan shares                        68,993


Diluted earning per share:
 Income available to common
  shareholders plus assumed
  conversions                    $2,280,033   4,266,976        $0.53


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

In October 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 134, Accounting for Mortgage Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise. This Statement, an amendment to SFAS No. 65, requires that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interest based on its ability to sell or hold those investments. This Statement is effective for first fiscal quarter beginning after December 15, 1998. The Company adopted the provisions of this Statement on January 1, 1999. Based on the Company's current operating activities, the adoption of this Statement did not have a impact on the presentation of the Company's financial condition or results of operations.

In June 1999, the FASB issued SFAS No. 137 Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133. This statement delays the effective date of Statement 133 from fiscal quarters of all fiscal years beginning after June 15, 1999, with earlier application encouraged to fiscal quarters of all fiscal years beginning after June 15, 2000.

5.  COMPREHENSIVE INCOME

The Company adopted SFAS No 130 October 1, 1998 SFAS No. 130 established standards for reporting and display of comprehensive income and its components.

The Company has classified certain securities as available for sale in accordance with Financial Accounting Standard Board Statement No. 115. For the three month period ended June 30, 1999 the net unrealized gain on these securities decreased by $1.6 million and increased $369,000 for the same period in 1998. For the nine month periods ended June 30, 1999, the net unrealized gain on these securities decreased by $1.3 million and increased $3.8 million for the same period in 1998. Pursuant to Statement No. 115, any unrealized gain or loss activity of available for sale securities is to be recorded as an adjustment to a separate component of shareholder's equity, net of income tax effect. Accordingly, for the three and nine month periods ended June 30, 1999 and 1998, the Company recognized a corresponding adjustment in the net unrealized gain component of equity.

Since comprehensive income is a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period, this change in unrealized gain serves to increase or decrease comprehensive income. The following table represents comprehensive income for the three and nine month periods ended June 30, 1999 and 1998:

                           Three Months Ended       Nine Months Ended
                                June 30,                June 30,

                            1999         1998        1999       1998
Net income                 $ 805        $ 886       $2,312     $2,280
income(loss),net
 of tax:
   Unrealized gain
     (loss)on
      Other
      Comprehensive
     Securities
     available for
     Sale                 (1,561)        369       (1,276)     3,799

Total Comprehensive
 Income (loss)            $ (756)     $1,255       $1,036      6,079


6.  COMMITMENTS and CONTINGENCIES

On January 21, 1999, the Company's Board of Directors approved the Key Employee Retention Plan for certain officers and the Severance Pay Plan for substantially all employees of the Company and the Bank. Under the provisions of the Plan, the Company could be continently liable to the employees if an employee is terminated within one year after a change of control of the Company. As of June 30, 1999, the amount the Company could be continently liable would be approximate $295,000.


7. SALE OF BANK

The Company and First M&F Corp. Of Kosciusko, MS, have signed a definitive agreement for First M&F Corp. to acquire Community Federal Bancorp, and its subsidiary, Community Federal Bank. Under the terms of the Agreement, First M&F will issue .2855 share of its common stock (subject to adjustment under certain circumstances) plus $8.8457 of cash for each share of Community Federal common stock. The transaction, which will be accounted for as a purchase, should be a tax-free exchange relative to the stock received and is subject to the approval of the stockholders of First M&F Corp. and Community Federal and regulatory authorities.

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

Comparisons of Financial Conditions at June 30, 1999 and
September 30, 1998

Total assets increased by $33.4 million, or 12.1%, from $275.3 million at September 30, 1998 to $308.7 million at June 30, 1999. The increase in total assets was primarily attributed to a $30 million increase in securities available for sale and a $3.7 million increase in cash and cash equivalents. These increases were primarily funded by approximately $27 million in additional FHLB Advances.

Equity increased $688,000 since September 30, 1998, which was primarily attributed to $2.3 million in net income for the nine month period, a decrease of $672,000 in unearned compensation, offset by a decrease of $570,000 in unrealized gain on securities available for sale, the purchase of $785,000 in treasury stock and the declaration of dividends of $1,088,000.

Comparison of Results of Operations for the Three Months Ended
June 30, 1999 and 1998

The company reported net income for the three months ended June
30, 1999 of $805,000 as compared to $886,000 for the three months ended June 30, 1998. The decrease in income for the three months ended June 30, 1999 was due mainly to an increase in other operating expense.

Net Interest Income

Net interest income after provision for loan losses for the three months ended June 30, 1999 amounted to $1.8 million as compared to $1.7 million for the three months ended June 30, 1998. Total interest income increased $454,000 during the quarter ended June 30, 1999 as compared to the same three month period of the prior year. This increase resulted primarily from increased interest and fees on the higher average balance in interest earning assets. Total interest expense increased $374,000 during the third quarter 1999 compared to the same three month period of the previous year. The main reason for this increase is due to an increase in interest expense associated with FHLB advances to fund the growth in interest earning assets.

Noninterest Income

Noninterest income increased $10,000 from $481,000 for the three months ended June 30, 1998 to $491,000 for the three months ended
June 30, 1999.  This increase was due to a $13,000 increase in deposit fees, a $28,000 increase in loan fees, offset by a
$31,000 decrease in other income.                  .

Noninterest Expense

Noninterest expense increased $176,000 from $851,000 for the three months ended June 30, 1998 to $1 million for the three months ended June 30, 1999. The main reason for this increase was related to compensation expense, office occupancy and equipment expense.

Provision for Income Tax

Income tax expense for the three months ended June 30, 1999 increased $8,000 to $482,000 as compared to income tax expense of $474,000 for the three months ended June 30, 1998.


Comparisons of Results of Operations for the Nine Months Ended
June 30, 1999 and 1998.

The Company reported net income for the nine months ended June 30, 1999 of $2,312,000 as compared to $2,280,000 for the nine months ended June 30, 1998, an increase of $32,000. The increase in income for the nine months ended June 30, 1999 was due mainly to an increase in non-interest income.

Net Interest Income

Net interest income after provision for loan losses for the nine months ended June 30, 1999 amounted to $5.4 million as compared to $5.2 million for the nine months ended June 30, 1998. Total interest income increased $1.8 million during the nine months ended June 30, 1999 as compared to the same nine month period of the prior year. This increase resulted primarily from increased interest and fees on the higher average balances in interest earning assets. Total interest expense for the nine month period ended June 30, 1999 increased $1.6 million compared to the same nine month period of the prior year. The above resulted from the increase in FHLB advances to fund the growth in interest earning assets.

Provisions for Loan Losses

A $62,500 provision for loan losses was made during the nine months ended June 30, 1999 to correspond with the volume in the mortgage and consumer loan portfolio, compared to the $55,000 provision made during the nine months ended June 30, 1998. This adjustment reflects management's estimates which took into account historical experience, the amount of nonperforming assets, and general economic conditions.


Noninterest Income

Non-interest Income increased $358,000 from $915,000 for the nine months ended June 30, 1998 to $1.3 million for the nine months ended June 30, 1999. This increase was due to increased fee income and gain on the sale of securities available for sale.

Noninterest Expense

Noninterest expense increased by $485,000 from $2.6 million for the nine months ended June 30, 1998 to $3.1 million for the nine months ended June 30, 1999. The increase was primarily due to an increase in compensation expense and office occupancy and equipment expense.

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

The Bank is required to maintain certain levels of regulatory capital. At June 30, 1999, the Bank was in compliance with all regulatory capital requirements.

Year 2000 Issue

The Company uses a wide range of software and related technologies throughout its business that will be affected by the date change in the year 2000. This date change requires modification of portions of the Company's software so that its computer systems will properly recognize dates beyond December 31, 1999. The Company believes that with the current and planned upgrades or modifications to existing software and conversion to new software, the impact of the Year 2000 issue can be mitigated.

The Company believes all of the computerized systems that process checking accounts, savings accounts, CDs, IRAs, indirect deposits, ATMs, installment loans, commercial loans, mortgage loans, and general ledger are ready for the Year 2000.

The Company has established a contingency plan for the period of time that the Company is going through the century change an is exposed to the Year 2000 issue. This plan is designed to address the most likely risk facing the Company during that period. Some of these risks include application system failures, power outages, security systems, and environmental systems.

The Company relies on several third party service providers who are also affected by the Year 2000 issue. The Company has worked closely with these providers to monitor, to the extent possible, the progress of their Year 2000 efforts. There can be no assurance that the potential impact of a major interruption or failure in the services provided by these companies would not have a material adverse effect on the Company's financial condition or results of operations.

The Year 2000 project cost is expected to total approximately
$18,000 of which $10,000 has already been expensed.

Forward-Looking Statements

In this report and in documents incorporated herein by reference, the Company may communicate statements relating to the future results of the Company that my be considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by the words "believe, expect, anticipate, intend, estimate" and similar expressions, These statements may relate to, among other things, Year 2000 readiness and unforeseen or unanticipated cost associated with Year 2000 compliance, loan loss reserve adequacy, simulation of changes in interest rates and litigation results. Actual results may differ materially from those expressed or implied as a result of certain rate fluctuations, competitive product and pricing pressures within the Company's markets, equity and fixed income market fluctuations, personal and corporate customers's bankruptcies, inflation, acquisitions and integrations of acquired businesses, technological change, changes in law, changes in fiscal, monetary , regulatory and tax policies, monetary fluctuations, success in gaining regulatory approvals when required as well as other risks and uncertainties.

                  PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, the Company and any subsidiaries may be a party to various legal proceedings incident to its or their business. At June 30, 1999, there were no legal proceedings to which the Company or any subsidiary was a party, or to which any of their property was subject, which were expected by management to result in a material loss.


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


                                  COMMUNITY FEDERAL BANCORP, INC.


Date: August 6, 1999               (s) Jim Ingram
                                   Jim Ingram, Chief Executive Officer


Date: August 6,1999                (s) H. Lewis Whitfield
                                   H. Lewis Whitfield, President

Date: August 6, 1999               (s) Sherry McCarty
                                   Sherry McCarty, Vice President
                                   and Chief Financial Officer